Form 10-Q
period 2009-01-31
Pepper Rock Resources Corp.
filed 2009-03-10
CIK 1448242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,560,000 as of March ___, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Pepper Rock Resources Corp.
(An Exploration Stage Company)

January 31, 2009

Index

Balance Sheets (Unaudited)	F–1

Statements of Expenses (Unaudited)	F–2

Statements of Cash Flows (Unaudited)	F–3

Notes to the Financial Statements	F–4
(Unaudited)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31,	July 31,
	2009	2008
ASSETS
Current Assets
Cash	$7,358	$32,793
Prepaid expenses	539	128
Total Current Assets	7,897	32,921
Total Assets	$7,897	$32,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,036	$–
Due to related party (Note 4(b))	184	125
Total Liabilities	4,220	125
Contingencies and Commitments (Note 6)
Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.00001 par value;
No shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.00001 par value;
11,560,000 shares issued and outstanding	116	116
Additional paid-in capital	60,184	57,784
Deficit accumulated during the Exploration Stage	(56,623)	(25,104)
Total Stockholders’ Equity	3,677	32,796
Total Liabilities and Stockholders’ Equity	$7,897	$32,921

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the	For the	From
	Three months	Six months	May 29, 2008
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2009	2009	2009

Expenses

General and administrative	$1,480	$3,809	$5,113
Management services (Notes 4(a))	1,200	2,400	3,200
Professional fees	16,495	25,015	40,015
Impairment of mineral properties	–	–	5,000
Exploration costs	–	295	3,295
Total Expenses	$19,175	$31,519	$56,623
Net Loss for the Period	$(19,175)	$(31,519)	$(56,623

Net Loss Per Share – Basic and Diluted	$–	$–	n/a

Weighted Average Common Shares Outstanding	11,560,000	11,560,000	n/a

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the	From
	Six months	May 29, 2008
	Ended	(Date of Inception)
	January 31,	To January 31,
	2009	2009
Operating Activities
Net loss for the period	$(31,519)	$(56,623)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	2,400	3,200
Foreign currency transaction loss	204	580
Impairment of mineral properties	–	5,000
Changes in operating assets and liabilities:
Accounts payable	4,036	4,036
Prepaid expenses	(411)	(539)
Net Cash Used in Operating Activities	(25,290)	(44,346)
Investing Activities
Mineral property costs	–	(5,000)
Net Cash Used in Investing Activities	–	(5,000)
Financing Activities
Due to related parties	59	184
Proceeds from issuance of common stock	–	56,764
Net Cash Provided by Financing Activities	59	56,948
Effect of exchange rate fluctuations on cash	(204)	(244)
Increase (Decrease) in Cash	(25,435)	7,358
Cash - Beginning of Period	32,793	–
Cash - End of Period	$7,358	$7,358

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2009
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

The unaudited financial statements as of January 31, 2009 and for the three and six months then ended, and for the period from May 29, 2008 (inception) to January 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended January 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2009, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Related Party Transactions

	a)	During the six month period ended January 31, 2009, the Company recognized $2,400 for donated services at $400 per month provided by the President of the Company.

	b)	As at January 31, 2009, the Company is indebted to the President of the Company for $184 (July 31, 2008 - $125) for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

	c)	On May 30, 2008, the Company issued 6,500,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $6,500.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2009
(Unaudited)

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

Milestones

The milestones are as follows:

1. February 2009 to May 2009 - Magnetometer Surveys - $8,500. Time of retention 0-90 days.

2. June 2009 to September 2009 - Trenching. Trenching will cost approximately $11,500 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

3. October 2009 to January 2010 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

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

     On May 29, 2008, we issued 6,500,000 shares of common stock to our sole officer and director, Curtis C. Daye, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $6,500. This was accounted for as an acquisition of shares. Curtis C. Daye covered some of our initial expenses by paying $125.00 for incorporation documents, administrative costs, and courier costs. The amount owed to Mr. Daye is non-interest bearing, unsecured and due on demand. Further, the agreement with Mr. Daye is oral and there is no written document evidencing the agreement.

     On July 8, 2008, we issued 5,060,000 shares of common stock to 46 individuals in consideration of $50,600.

     As of January 31, 2009, our total assets were $7,897 and our total liabilities were $4,220.

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

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of March, 2009.

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