Form 10-Q
period 2009-04-30
Pepper Rock Resources Corp.
filed 2009-06-15
CIK 1448242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,560,000 as of June 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

Pepper Rock Resources Corp.
(An Exploration Stage Company)

April 30, 2009

                                                                                                                                          Index

Balance Sheets (Unaudited) ........................................................................................................F–1

Statements of Expenses (Unaudited) .........................................................................................F–2

Statements of Cash Flows (Unaudited) .....................................................................................F–3

Notes to the Financial Statements (Unaudited) ........................................................................F–4

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2009	July 31, 2008

ASSETS

Current Assets

Cash	$377	$32,793
Prepaid expenses	350	128

Total Assets	$727	$32,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Bank overdraft	$46	$–
Accounts payable	1,261	–
Due to related party (Note 3(b))	184	125

Total Liabilities	1,491	125

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 11,560,000 shares issued and outstanding	116	116

Additional paid-in capital	61,384	57,784

Deficit accumulated during the Exploration Stage	(62,264)	(25,104)

Total Stockholders’ Equity	764	32,796

Total Liabilities and Stockholders’ Equity	$727	$32,921

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the	For the	From
	Three months	Nine months	May 29, 2008
	Ended	Ended	(Date of Inception)
	April 30,	April 30,	to April 30,
	2009	2009	2009

Expenses

General and administrative	$1,083	$4,892	$6,196
Management services	1,200	3,600	4,400
Professional fees	3,358	28,373	43,373
Impairment of mineral properties	–	–	5,000
Exploration costs	–	295	3,295

Total Expenses	$5,641	$37,160	$62,264

Net Loss for the Period	$(5,641)	$(37,160)	$(62,264)

Net Loss Per Share – Basic and Diluted	$0.00	$0.00	n/a

Weighted Average Common Shares Outstanding	11,560,000	11,560,000	n/a

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine months Ended April 30, 2009	From May 29, 2008 (Date of Inception) To April 30, 2009

Operating Activities

Net loss for the period	$(37,160)	$(60,294)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	3,600	4,400
Foreign currency transaction loss	208	584
Impairment of mineral properties	–	5,000

Changes in operating assets and liabilities:
Accounts payable	1,261	1,261
Prepaid expenses	(222)	(2,320)

Net Cash Used in Operating Activities	(32,313)	(51,369)

Investing Activities

Mineral property costs	–	(5,000)

Net Cash Used in Investing Activities	–	(5,000)

Financing Activities
Bank overdraft	46	46
Due to related parties	59	184
Proceeds from issuance of common stock	–	56,764

Net Cash Provided by Financing Activities	105	56,994

Effect of exchange rate fluctuations on cash	(208)	(248)

Increase (Decrease) in Cash	(32,416)	377

Cash - Beginning of Period	32,793	–

Cash - End of Period	$377	$377

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2009
(Unaudited)

1.      Basis of Presentation

The accompanying unaudited interim financial statements of Pepper Rock Resources Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s July 31, 2008 report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2008 as reported on Form S-1, have been omitted.

2.      Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2009, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      Related Party Transactions

a)	During the nine month period ended April 30, 2009, the Company recognized $3,600 for donated services at $400 per month provided by the President of the Company.

b)
As at April 30, 2009, the Company is indebted to the President of the Company for $184 (July 31, 2008 - $125) for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

4.      Commitments

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

We raised money from our private placement however we have spent all of it.  We have to raise additional money to complete exploring our property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise even more money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, an additional private placement of securities, or loans from our officers or others.

Our sole officer and director is unwilling to make any commitment at this time to loan us money. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, seek additional opportunities, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this our Form S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to involve other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we can’t or don’t raise more money, we will either cease activities or look for other opportunities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

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

Milestones

The milestones are as follows:

The milestones are as follows:

1. Raise additional capital.

2. Retain our consultant to manage the exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

3. Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors.  Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

4. Have an independent third party analyze the samples.  We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

We have nominal cash at the present time and cannot operate until we raise additional capital.

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

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We will be seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Since inception, we have issued 11,560,000 shares of  our common stock and received $57,100.

As of the date of this report, we have conducted limited operations and therefore have not generated any revenues.

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

As of April 30, 2009, our total assets were $727 and our total liabilities were $1,491.

Recent accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are not effective due to adjustments found by independent auditor during their review of our interim financial statements.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of June, 2009.

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