Form 10-K
period 2009-07-31
Pepper Rock Resources Corp.
filed 2009-10-29
CIK 1448242

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 333-154709

PEPPER ROCK RESOURCES CORP.

Nevada
(State or other jurisdiction of incorporation or organization)

One Lincoln Centre
18 West 140 Butterfield Road, 15th Floor
Oakbrook Terrace, IL 60181
630-613-7487

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2009: $5,819,000.

PART I

ITEM 1.                      BUSINESS

General

We were incorporated in the State of Nevada on May 29, 2008. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on the Pepper Rock Mining Claim located in Clark County, Nevada.  We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at One Lincoln Centre, 18 West 140 Butterfield Road - 15th Floor, Oakbrook Terrace, IL 60181.  Our telephone number is 630-613-7487. This is our mailing address as well.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and are not aware of any events or circumstances that might cause its plans to change.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officer and director to fund operations.

The fee simple title to the property is owned by the United States of America.  Sookochoff Consultants Inc. staked the land and has obtained a lease from the BLM.  The property is referred to as “The Pepper Rock Claim”.  We have the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Claim

The Pepper Lode Claim, comprising 20 acres, was located on June 14, 2008 and was filed in the Clark County recorder’s office in Las Vegas on June 19, 2008 as Instrument 20080619-0000219, File 081 Page 0073 in the official records book T20080120393.   The Pepper Lode Claim is located within Township 27S, Range 60E, in the SW of Section 31, in the Sunset Mining District of Clark County, Nevada.

Location and Access

Access from Las Vegas, Nevada to the Pepper Lode Claim is southeastward to Boulder City, thence southward via Highway 95 to Searchlight, thence westward via Highway 164 to Crescent from where a sub-standard road is taken northward to the Pepper Lode Claim. The entire distance from Las Vegas to the Pepper Lode Claim is approximately 84 miles.

Map 1

PEPPER ROCK RESOURCES CORP.

HUMBOLDT
ELKO
Winnemucca
Elko
PERSHING
WASHOE
CHURCHILL
LANDER
EUREKA
WHITE PINE
Reno
Fallon
Austin
Eureka
Carson City
DOUGLAS
LYON
MINERAL
Hawthorne
NEVADA
NYE
Tonopah
ESMERALDA
LINCOLN
CLARKE
LAS VEGAS
PEPPER
LODE MINING
CLAIM
KILOMETRES
0
100
MILES
50
200

Figure 1. LOCATION MAP

Map 2

Map 3

History

There is no reported production from the Pepper Rock Claim, however prospect pits within the confines of the Pepper Rock Claim indicate former exploration of mineral zones.

Physiography, Climate, Vegetation and Water

The Pepper Lode Claim is situated midway through the approximate 14 mile Lucy Grey Mountain Range, a north-south trending range of mountains with crests reaching elevations up to 2,500 feet. The claim covers the southwesterly facing slopes of a ridge bisected by an east/west trending valley. Topography on the Claim is gentle to moderate with an elevation of 800 feet at the southern portion of the Claim near the valley floor to an elevation of 850 feet along a northerly trending ridge along the centre of the Claim.

The Claim area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Regional Geology

                Geologically, the Sunset district is the southern extension of the Yellow Pine District where the Mountain Ranges consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

Property Geology

The Pepper Lode Claim is indicated to be underlain in part by basement Precambrian rocks overlain by the Cambrian to Devonian Goodsprings dolomite.

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our interest in the property, we own no plants or other property.

Our Proposed Exploration Program

Working with a $22,000 budget, we plan on doing trenching work with a back-hoe to expose bedrock.  Metal detecting, soil and rock chip sampling, and geological mapping will be done once the bedrock is exposed.  The object of this work will be to determine if there is an economically recoverable gold resource on this property.  All sample locations will be marked and mapped.  The initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration.

It will take us two to three weeks to complete the trenching and collect the samples.  Samples will be shipped to American Assay Labs of Reno Nevada, certified assayers.  It will take another two to three weeks to obtain results from the lab.  We will plot all sample locations on enlarged topo maps and provide GPS with these locations.

Funds will be used exclusively for trenching, grid installation, metal detection, sample collecting, supplies, shipping, lab costs, meals, motels, truck fuel and labor.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be completed until we raise additional money. That is because we do not have money to complete exploration.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

The costs of our work program were provided by Professional Engineer and Geologist, Laurence Sookochoff. We will begin exploration activity in the spring of 2010.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success.  That is because we have a piece of raw land and we intend to look for a gold ore body.  We may or may not find an ore body.  We have the right to prospect, explore, test, develop, work and mine the property.   We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

The following is an outline of the estimated costs of this first phase of exploration of this property:

Magnetometer Surveys	$8,500
Trenching	$11,500
Analyzing Samples	$2,000

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $140 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. We have paid this fee through 2010. The assessment year ends on noon of September 1 of each year.  The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located.  We do not qualify for a Small Miner Exemption.  The following sets forth the BLM fee schedule:

Fee Schedule (per claim)
Location Fee	$30.00
Maintenance Fee.	$140.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Gold Property Services, Ltd. and the employees will be required to leave the area in the same condition as they found it - on a daily basis.

We have not allocated any funds for the cost of reclamation of the property.   Mr. Daye, our president, has agreed to pay the cost of reclamation should we not find mineralized material.

Subcontractors

We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on our property.  We have not selected the consultant as of the date of this prospectus and will not do so until we have completed this offering.

Employees and Employment Agreements

At present, we have no full-time employees. Our sole officer and director is a part-time employee devotes about 10% of his time or four hours per week to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Our sole officer and director will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform our exploration activities.   As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Property Interests and Mining Claims in General

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States.

Our mineral exploration program is subject to the regulations of the Bureau of Land Management.  The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Environment Regulations

Our activities are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment.  We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Nevada, where we intend to operate could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Since inception on May 29, 2008, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the Pepper Lode Claim

Our Office

Our office is located at One Lincoln Centre, 18 West 140 Butterfield Road - 15th Floor, Oakbrook Terrace, IL 60181.  Our telephone number is 630-613-7487.  Our office is leased at a rate of $175.00 per month.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own one mining claim, the Pepper Lode Claim which is described in Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on January 21, 2009. We trade under the symbol “PEPR”.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 5/1/09 to 7/31/09	$1.15	$1.10
Third Quarter: 2/1/09 to 4/30/09	$0.00	$0.00
Second Quarter: 11/1/08 to 1/31/09	$0.00	$0.00
First Quarter: 8/1/08 to 10/31/08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 5/1/08 to 7/31/08	$0.00	$0.00
Third Quarter: 2/1/08 to 4/30/08	$0.00	$0.00
Second Quarter: 11/1/07 to 1/31/08	$0.00	$0.00
First Quarter: 8/1/07 to 10/31/07	$0.00	$0.00

Holders

On July 31, 2009, we had 45 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends.  We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We raised money from our private placement however we have spent all of it.  We have to raise additional money to complete exploring our property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise even more money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, an additional private placement of securities, or loans from our officer or others.

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

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our Form S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

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

In May 29, 2008, we issued 6,500,000 shares of common stock to our sole officer and director, Curtis C. Daye, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  The purchase price of the shares was $6,500.  This was accounted for as an acquisition of shares.  Curtis C. Daye covered some of our initial expenses by paying $184 for incorporation documents, administrative costs, and courier costs.  The amount owed to Mr. Daye is non-interest bearing, unsecured and due on demand.  Further, the agreement with Mr. Daye is oral and there is no written document evidencing the agreement.

On July 8, 2008, we issued 5,060,000 shares of common stock to 46 individuals in consideration of $50,600.

As of July 31, 2009, our total assets were $940 and our total liabilities were $8,441.

Recent accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pepper Rock Resources Corp.
(An Exploration Stage Company)

July 31, 2009

                                                                                                                                                             Index

Report of Independent Registered Public Accounting Firm ......................................................................F–1

Balance Sheets ..................................................................................................................................................F–2

Statements of Expenses ...................................................................................................................................F–3

Statements of Cash Flows ...............................................................................................................................F–4

Statements of Stockholder’s Equity (Deficit) ...............................................................................................F–5

Notes to the Financial Statements .................................................................................................................F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Pepper Rock Resources Corp

We have audited the accompanying balance sheets of Pepper Rock Resources Corp, (“Pepper Rock”) as of July 31, 2009 and 2008 and the related statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the years then ended July 31, 2009 and from May 29, 2008 (inception) through July 31, 2009 and 2008. These financial statements are the responsibility of Pepper Rock’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pepper Rock as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended July 31, 2009 and the period from inception through July 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pepper Rockwill continue as a going concern. As discussed in Note 3 to the financial statements, Pepper Rock has no revenues and suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
October 29, 2009

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets

	July 31, 2009	July 31, 2008

ASSETS

Current Assets

Cash	$590	$32,793
Prepaid expenses	350	128

Total Assets	$940	$32,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$8,257	$–
Due to related party	184	125

Total Liabilities	8,441	125

Contingencies and Commitments

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value; 11,560,000 shares issued and outstanding	116	116

Additional Paid-in Capital	62,584	57,784

Deficit Accumulated During the Exploration Stage	(70,201)	(25,104)

Total Stockholders’ Equity (Deficit)	(7,501)	32,796

Total Liabilities and Stockholders’ Equity (Deficit)	$940	$32,921

(The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses

	For the	From	From
	Year	May 29, 2008	May 29, 2008
	Ended	(Date of Inception)	(Date of Inception)
	July 31,	to July 31,	to July 31,
	2009	2008	2009

Expenses

General and administrative	$5,892	$1,304	$7,196
Management services	4,800	800	5,600
Professional fees	34,110	15,000	49,110
Impairment of mineral properties	–	5,000	5,000
Exploration costs	295	3,000	3,295

Total Expenses	$45,097	$25,104	$70,201

Net Loss for the Period	$(45,097)	$(25,104)	$(70,201)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	n/a

Weighted Average Common Shares Outstanding	11,560,000	11,560,000	n/a

(The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended July 31, 2009	From May 29, 2008 (Date of Inception) to July 31, 2008	From May 29, 2008 (Date of Inception) to July 31, 2009

Operating Activities

Net loss for the period	$(45,097)	$(25,104)	$(70,201)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	4,800	800	5,600
Impairment of mineral properties	–	5,000	5,000

Changes in operating assets and liabilities:
Prepaid expenses	(222)	(128)	(350)
Accounts payable and accrued liabilities	8,257	–	8,257

Net Cash Used in Operating Activities	(32,262)	(19,432)	(51,694)

Investing Activities

Mineral property costs	–	(5,000)	(5,000)

Net Cash Used in Investing Activities	–	(5,000)	(5,000)

Financing Activities

Due to related parties	59	125	184
Proceeds from issuance of common stock	–	57,100	57,100

Net Cash Provided by Financing Activities	59	57,225	57,284

Increase in Cash	(32,203)	32,793	590

Cash - Beginning of Period	32,793	–	–

Cash - End of Period	$590	$32,793	$590

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From May 29, 2008 (Date of Inception) to July 31, 2009

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-in	Exploration
	Shares	Value	Capital	Stage	Total

Issuance of common stock for cash at $0.00001 per share	6,500,000	$65	$6,435	$–	$6,500

Issuance of common stock for cash at $0.00001 per share	5,060,000	51	50,549	–	50,600

Donated services	–	–	800	–	800

Net loss for the period	–	–	–	(25,104)	(25,104)

Balance – July 31, 2008	11,560,000	$116	$57,784	$(25,104)	$32,796

Donated services	–	–	4,800	–	4,800

Net loss for the year	–	–	–	(45,097)	(45,097)

Balance – July 31, 2009	11,560,000	$116	$62,584	$(70,201)	$(7,501)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2009

1.     Nature of Operations and Continuation of Business

Pepper Rock Resources Corp. (the “Company”) was incorporated in the State of Nevada on May 29, 2008. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources.

2.     Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31.

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Loss Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

f)	Long-lived Assets

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
July 31, 2009

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

h)	Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2009

3.      Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2009, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.     Related Party Transactions

a)	For the fiscal period ended July 31, 2009 and 2008, the Company recognized $4,800 and $800 respectively for donated services at $400 per month provided by the President of the Company.

b)
As at July 31, 2009 and 2008 the Company is indebted to the President of the Company for $184 and 2008 $125 respectively for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

5.     Mineral Property

On July 8, 2008, the Company paid $5,000 for a 100% interest in a mineral claim located in Nevada, and $3,000 for a geological report conducted on the respective mining claim. The cost of the mineral property was initially capitalized. At July 31, 2009, the Company recognized an impairment loss of $5,000, as it has not yet been determined whether there are proven or probable reserves on the property.

6.    Common Stock

a)	On July 8, 2008, the Company issued 5,060,000 shares of common stock at $0.01 per share for cash proceeds of $50,600.

b)	On May 30, 2008, the Company issued 6,500,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $6,500.

7.     Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of $63,101 available to offset taxable income in future years which begins to expire in fiscal 2028. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2009

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31, 2009	July 31, 2008

Net loss before income taxes per financial statements	$45,097	$25,104

Income tax rate	35%	35%

Income tax recovery	(15,784)	(8,786)

Permanent differences	1,680	280

Temporary differences	(140)	665

Valuation allowance change	14,244	7,841

Provision for income taxes	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	July 31, 2009	July 31, 2008

Net operating loss carryforward	$22,610	$8,506
Unamortized costs of incorporation	$(525)	$(665)
Valuation allowance	(22,085)	(7,841)

Net deferred income tax asset	$–	$–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

8.     Commitments

Beginning on August 1, 2009, the Company was obligated to make monthly payments of $175 for rent on a month to month basis.

9.    Subsequent Events

In accordance with SFAS 165, we have evaluated subsequent events through October 29, 2009, the date of issuance of the audited financial statements. During this period we did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2009, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to a lack of segregation of controls and an overrelaince on consultants for accounting and reporting functions.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2009, the Company’s internal control over financial reporting was not effective due to a lack of segregation of controls and an overreliance on consultants for accounting and reporting functions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Curtis C. Daye Lot 118 Greenwich Acres Mammee Bay St. Ann, Jamaica	37	president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Since our inception on May 29, 2008, Curtis C. Daye has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.  Curtis C. Daye is an entrepreneur who experience is based on the tourism industry in Jamaica.  In Ocho Rios, Jamaica, Curtis Daye started a small taxi service business in March 31, 2003 called First Choice Taxi Services.  Evolving from these services, Mr. Daye formed First Choice Tourism in March 31, 2003 in Ocho Rios, Jamaica.  Where he built a fleet of tour vans which services the transport needs for tourists visiting the island of Jamaica and a taxi service which also services the transportation needs of the local population.  Mr. Daye is not an officer or director of any other corporations that files reports with the SEC pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

During the past five years, Mr. Daye has not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Daye was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Daye’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 11.                   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending July 31, 2009 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Curtis C. Daye	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. Set forth below reflects compensation to our directors for the fiscal year ended July 31, 2009.

DIRECTOR’S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Curtis C. Daye	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Compliance

We are currently not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Ownership	Position	of Class
Curtis C. Daye	6,500,000	President, Principal Executive Officer,	56.23%
		Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Director

All Officers and Directors as a
Group (1 Person)	6,500,000		56.23%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 29, 2008, we issued a total of 6,500,000 shares of restricted common stock to Curtis C. Daye, our sole officer and director in consideration of $6,500.

Further, Mr. Daye has advanced funds to us for some of our incorporation needs. As of July 31, 2008, Mr. Daye advanced us $184.  There is no due date for the repayment of the funds advanced by Mr. Daye.  Mr. Daye will be repaid from revenues or operations if and when we generate revenues to pay the obligation.  There is no assurance that we will ever generate revenues from our operations.  The obligation to Mr. Daye does not bear interest.  There is no written agreement evidencing the advancement of funds by Mr. Daye or the repayment of the funds to Mr. Daye.  The entire transaction was oral.

Mr. Daye allows us to use approximately 10 square feet in his home for our office.  Our office is leased at a rate of $175.00 per month.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$4,000	Malone & Bailey, PC
2008	$1,985	Malone & Bailey, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$3,500	Malone & Bailey, PC
2008	$6,000	Malone & Bailey, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Malone & Bailey, PC
2008	$-0-	Malone & Bailey, PC

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	Malone & Bailey, PC
2008	$-0-	Malone & Bailey, PC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	10-23-08	3.1

3.2	Bylaws.	S-1	10-23-08	3.2

4.1	Specimen Stock Certificate.	S-1	10-23-08	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of October, 2009.

PEPPER ROCK RESOURCES CORP.

BY:	CURTIS C. DAYE
Curtis C. Daye, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

October 29, 2009
CURTIS C. DAYE	President, Principal Executive Officer,
Curtis C. Daye	Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and
sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	10-23-08	3.1

3.2	Bylaws.	S-1	10-23-08	3.2

4.1	Specimen Stock Certificate.	S-1	10-23-08	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X