Form 10-Q
period 2009-10-31
Pepper Rock Resources Corp.
filed 2009-12-15
CIK 1448242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53847

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,800,000 as of December 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Pepper Rock Resources Corp.
(An Exploration Stage Company)

October 31, 2009

                                                                                                                                                          Index

Balance Sheets (Unaudited) .........................................................................................................................F–1

Statements of Expenses (Unaudited) ..........................................................................................................F–2

Statements of Cash Flows (Unaudited) ......................................................................................................F–3

Notes to the Unaudited Financial Statements ...........................................................................................F–4

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2009	July 31, 2009

ASSETS

Current Assets

Cash	$388	$590
Prepaid expenses	350	350

Total Assets	$738	$940

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	22,926	8,257
Due to related party	184	184

Total Liabilities	$23,110	$8,441

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding	–	–

Common Stock, 500,000,000 shares authorized, $0.00001 par value; 57,800,000 shares issued and outstanding	578	578

Additional Paid-in Capital	63,322	52,122

Deficit Accumulated During the Exploration Stage	(86,272)	(70,201)

Total Stockholders’ Deficit	(22,372)	(7,501)

Total Liabilities and Stockholders’ Deficit	$738	$940

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the	For the	From
	Three months	Three months	May 29, 2008
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009

Expenses

Other General and administrative	$871	$2,329	$8,067
Management services	1,200	1,200	6,800
Professional fees	13,860	8,520	62,970
Impairment of mineral properties	–	–	5,000
Exploration costs	140	295	3,435

Total Expenses	$16,071	$12,344	$86,272

Net Loss for the Period	$(16,071)	$(12,344)	$(86,272)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	n/a

Weighted Average Common Shares Outstanding	57,800,000	57,800,000	n/a

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three months Ended October 31, 2009	For the Three months Ended October 31, 2008	From May 29, 2008 (Date of Inception) to October 31, 2009

Operating Activities

Net loss for the period	$(16,071)	$(12,344)	$(86,272)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	1,200	1,200	6,800
Impairment of mineral properties	–	–	5,000

Changes in operating assets and liabilities:
Prepaid expenses	–	(568)	(350)
Accounts payable and accrued liabilities	14,669	–	22,926

Net Cash Used in Operating Activities	(202)	(11,712)	(51,896)

Investing Activities

Mineral property costs	–	–	(5,000)

Net Cash Used in Investing Activities	–	–	(5,000)

Financing Activities

Due to related parties	–	–	184
Proceeds from issuance of common stock	–	–	57,100

Net Cash Provided by Financing Activities	–	–	57,284

Increase (Decrease) in Cash	(202)	(11,712)	388

Cash - Beginning of Period	590	32,793	–

Cash - End of Period	$388	$21,081	$388

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The Accompanying Notes are an Integral Part of These Unaudited Financial Statements)

1.     Basis of Presentation

The accompanying unaudited interim financial statements of Pepper Rock Resources Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s July 31, 2009 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2009 as reported on Form 10-K, have been omitted.

2.      Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At October 31, 2009, the Company has accumulated losses since inception.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

a)	For the fiscal period ended October 31, 2009, the Company recognized $1,200 for donated services at $400 per month provided by the President of the Company.

b)	As at October 31, 2009, the Company is indebted to the President of the Company for $184 for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

4.      Common Stock

On October 15, 2009 the Company authorized a stock split of 5 shares for every 1 share of stock issued and outstanding.  This change has been recorded retroactively on the financial statements.

5.      Subsequent Events

Pursuant to ASC 855-10, we have evaluated all events or transactions that occurred from October 31, 2009 through December 15, 2009, the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events.

 ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations / Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

We have not generated any revenue and have incurred losses since inception. In addition, we have a working capital deficit at October 31, 2009. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other sources for cash at this time are loans from related parties and additional sales of common stock.  Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

Funds raised from our private placement were used to pay administrative and other expenses.  We have to raise additional money to complete exploring our property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise even more money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, an additional private placement of securities, or loans from our officer or others.

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

Milestones

The milestones are as follows:

The milestones are as follows:

1. Raise additional capital.

2. Retain our consultant to manage the exploration of the property. - Maximum cost of $5,000 for a retention period of 90 days or less.

3. Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors.  Trenching includes grid installation, metal detection, collecting samples and shipping the samples for testing.

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

Liquidity and Capital Resources

Since inception, we have issued 57,800,000 shares of our common stock and received $57,100.

As of the date of this report, we have conducted limited operations and therefore have not generated any revenues.

In May 29, 2008, we issued 32,500,000 shares of common stock to our sole officer and director, Curtis C. Daye. The purchase price of the shares was $6,500.  This was accounted for as an acquisition of shares.  Curtis C. Daye covered some of our initial expenses by paying $184 for incorporation documents, administrative costs, and courier costs.  The amount owed to Mr. Daye is non-interest bearing, unsecured and due on demand.

On July 8, 2008, we issued 25,300,000 shares of common stock to 46 individuals in consideration of $50,600.

As of October 31, 2009, our total assets were $738 and our total liabilities were $23,110.

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

Changes in Internal Controls over Financial Reporting

        There have been no changes in our internal controls over financial reporting that occurred during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of December, 2009.

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