Form 10-Q
period 2010-01-31
Pepper Rock Resources Corp.
filed 2010-03-16
CIK 1448242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

                               One Lincoln Centre
                    18 West 140 Butterfield Road, 15th Floor
                           Oakbrook Terrace, IL 60181
          (Address of principal executive offices, including zip code)

                                  630-613-7487
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                        Accelerated Filer [ ]

Non-accelerated Filer [ ]                          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,800,000 as of March 15, 2010.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          Pepper Rock Resources Corp.
                         (An Exploration Stage Company)

                                January 31, 2010

                                                                         Index
                                                                         -----

Balance Sheets (Unaudited)..............................................   3

Statements of Expenses (Unaudited)......................................   4

Statements of Cash Flows (Unaudited)....................................   5

Notes to Unaudited Financial Statements ................................   6

                                       F-3
Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

                                                                                       January 31,         July 31,
                                                                                          2010               2009
                                                                                        --------           --------
ASSETS

Current Assets
  Cash                                                                                  $    386           $    590
  Prepaid expenses                                                                           350                350
                                                                                        --------           --------

Total Assets                                                                            $    736           $    940
                                                                                        --------           --------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                                 4,450              7,257
  Loan payable                                                                            24,340              1,000
  Due to related party                                                                       184                184
                                                                                        --------           --------

Total Liabilities                                                                       $ 28,974           $  8,441
                                                                                        --------           --------
Stockholders' Deficit
  Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
   No shares issued and outstanding as of January 31, 2010 & July 31, 2009                    --                 --
  Common Stock, 500,000,000 shares authorized, $0.00001 par value;
   57,800,000 shares issued and outstanding as of January 31, 2010 & July 31, 2009           578                578
  Additional Paid-in Capital                                                              64,522             62,122
  Deficit Accumulated During the Exploration Stage                                       (93,338)           (70,201)
                                                                                        --------           --------

Total Stockholders' Deficit                                                              (28,238)            (7,501)
                                                                                        --------           --------

Total Liabilities and Stockholders' Deficit                                             $    736           $    940
                                                                                        ========           ========


                (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

                                       For the          For the          For the          For the             From
                                     Three months     Three months      Six months       Six months        May 29, 2008
                                        Ended            Ended            Ended            Ended      (Date of Inception) to
                                      January 31,      January 31,      January 31,      January 31,       January 31,
                                         2010             2009             2010             2009               2010
                                     ------------     ------------     ------------     ------------       ------------
Expenses
  Other general and administrative   $      1,220     $      1,480     $      2,091     $      3,809       $      9,287
  Management services                       1,200            1,200            2,400            2,400              8,000
  Professional fees                         4,646           16,495           18,506           25,015             67,616
  Impairment of mineral properties             --               --               --               --              5,000
  Exploration costs                            --               --              140              295              3,435
                                     ------------     ------------     ------------     ------------       ------------

Total Expenses                       $      7,066     $     19,175     $     23,137     $     31,519       $     93,338
                                     ------------     ------------     ------------     ------------       ------------

Net Loss for the Period              $     (7,066)    $    (19,175)    $    (23,137)    $    (31,519)      $    (93,338)
                                     ============     ============     ============     ============       ============
Net Loss Per Common Share -
 Basic and Diluted                   $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                     ============     ============     ============     ============

Weighted Average Common Shares
 Outstanding                           57,800,000       57,800,000       57,800,000       57,800,000
                                     ============     ============     ============     ============


                 (The Accompanying Notes are an Integral Part of
                      These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        For the            For the             From
                                                       Six months         Six months        May 29, 2008
                                                         Ended              Ended      (Date of Inception) to
                                                       January 31,        January 31,       January 31,
                                                          2010               2009               2010
                                                        --------           --------           --------
Operating Activities
  Net loss for the period                               $(23,137)          $(31,519)          $(93,338)
  Adjustment to reconcile net loss to net
   cash used in operating activities:
     Donated services                                      2,400              2,400              8,000
     Impairment of mineral properties                         --                 --              5,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                         --               (411)              (350)
     Accounts payable and accrued liabilities             (2,807)             4,036              4,450
                                                        --------           --------           --------

Net Cash Used in Operating Activities                    (23,544)           (25,494)           (76,238)
                                                        --------           --------           --------
Investing Activities
  Mineral property costs                                      --                 --             (5,000)
                                                        --------           --------           --------

Net Cash Used in Investing Activities                         --                 --             (5,000)
                                                        --------           --------           --------
Financing Activities
  Loan payable                                            23,340                 --             24,340
  Due to related parties                                      --                 59                184
  Proceeds from issuance of common stock                      --                 --             57,100
                                                        --------           --------           --------

Net Cash Provided by Financing Activities                 23,340                 59             81,624
                                                        --------           --------           --------

Increase (Decrease) in Cash                                 (204)           (25,435)               386

Cash - Beginning of Period                                   590             32,793                 --
                                                        --------           --------           --------

Cash - End of Period                                    $    386           $  7,358           $    386
                                                        ========           ========           ========

Supplemental Disclosures
  Interest paid                                         $     --           $     --           $     --
  Income taxes paid                                     $     --           $     --           $     --
                                                        ========           ========           ========


                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2010
(Unaudited)


1. Basis of Presentation

The accompanying unaudited interim financial statements of Pepper Rock Resources Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2009 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2009 as reported on Form 10-K, have been omitted.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At January 31, 2010, the Company has accumulated losses since inception.

These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

a) For the fiscal period ended January 31, 2010, the Company recognized $2,400 for donated services at $400 per month provided by the President of the Company.
b) As at January 31, 2010, the Company is indebted to the President of the Company for $184 for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

4. Loan Payable

During the six months ended January 31, 2010, the Company received $23,340 (July 31, 2009 - $1,000) in loans from an unrelated third party. This amount was used for corporate expenses and is unsecured, non-interest bearing and has no terms of repayment.

5. Common Stock

On October 15, 2009, the Company effected a 5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 600,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

6. Subsequent Events

a) Pursuant to FASB ASC 855-10, we have evaluated all events or transactions that occurred through the date of issuance of these unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events, except as noted below.
b) On February 10, 2010, the Company entered into a Joint Venture Agreement ("the Agreement") with Oxalis Energy Group ("Oxalis") of Katy, Texas.

The Company has agreed to invest $5,300,000 as working capital in the Adam's Ranch Development with set tranche amounts and due dates. Oxalis shall give the Company the exclusive right to participate in the Adam's Ranch Development as long as the Company meets its funding obligations as determined by the Company and in a reasonable time frame to fund the amounts indicated that is acceptable to Oxalis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS / PLAN OF OPERATION

     We are a start-up, exploration stage corporation, and have not yet generated or realized any revenues from our business activities.

     We have not generated any revenue and have incurred losses since inception. In addition, we have a working capital deficit at January 31, 2010. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

     Funds raised from our private placement were used to pay administrative and other expenses, however we have spent all of it. We have to raise additional money to complete exploring our property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise even more money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, an additional private placement of securities, or loans from our officer or others.

     Our sole officer, and director is unwilling to make any commitment at this time to loan us money. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, seek additional opportunities, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit reserve.

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

     If we can't or don't raise more money, we will either cease activities or look for other opportunities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

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

     In May 29, 2008, we issued 32,500,000 shares of common stock to our former officer and director, Curtis C. Daye. The purchase price of the shares was $6,500. This was accounted for as an acquisition of shares. Curtis C. Daye covered some of our initial expenses by paying $184 for incorporation documents, administrative costs, and courier costs. The amount owed to Mr. Daye is non-interest bearing, unsecured and due on demand. Further, the agreement with Mr. Daye is oral and there is no written document evidencing the agreement.

     On July 8, 2008, we issued 25,300,000 shares of common stock to 46 individuals in consideration of $50,600.

     As of January 31, 2010, our total assets were $736 and our total liabilities were $28,974.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to adjustments found by independent auditor during the interim periods.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in our internal controls over financial reporting that occurred during the six months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

31.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of March, 2010.

                          PEPPER ROCK RESOURCES CORP.


                          BY: /s/ Phil Kueber
                              --------------------------------------------------
                              Phil Kueber, President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors.

                                 EXHIBIT INDEX

Exhibit No.                        Document Description
-----------                        --------------------

31.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.