Form 10-Q
period 2010-04-30
Pepper Rock Resources Corp.
filed 2010-06-21
CIK 1448242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,800,000 as of June 21, 2010.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Pepper Rock Resources Corp.
(An Exploration Stage Company)

April 30, 2010

                                                                         Index
                                                                         -----

Balance Sheets (Unaudited)..................................................3

Statements of Expenses (Unaudited)..........................................4

Statements of Cash Flows (Unaudited)........................................5

Notes to Unaudited Financial Statements ....................................6

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

                                                                            April 30,            July 31,
                                                                              2010                2009
                                                                            ---------           ---------
ASSETS

Current Assets
  Cash                                                                      $   7,519           $     590
  Prepaid expenses                                                                350                 350
                                                                            ---------           ---------
      Total Current Assets                                                      7,869                 940

Oil and gas properties (successful efforts method of accounting)              300,000                  --
                                                                            ---------           ---------

      Total Assets                                                           $ 307,869           $     940
                                                                            =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                  $  28,404           $   7,257
  Loan payable                                                                 24,340               1,000
  Due to related party                                                         16,974                 184
                                                                            ---------           ---------
      Total Liabilities                                                        69,718               8,441
                                                                            ---------           ---------

Stockholders' Equity (Deficit)
  Preferred Stock, 100,000,000 shares authorized,
   $0.00001 par value; No shares issued and outstanding as of
   April 30, 2010 & July 31, 2009                                                  --                  --
  Common Stock, 500,000,000 shares authorized, $0.00001 par value;
   57,800,000 shares issued and outstanding as of April 30, 2010 &
   July 31, 2009                                                                  578                 578
  Additional Paid-in Capital                                                   64,522              62,122
  Common Stock Subscribed                                                     300,000                  --
  Deficit Accumulated During the Exploration Stage                           (126,949)            (70,201)
                                                                            ---------           ---------
      Total Stockholders' Equity (Deficit)                                    238,151              (7,501)
                                                                            ---------           ---------

      Total Liabilities and Stockholders' Equity (Deficit)                  $ 307,869           $     940
                                                                            =========           =========

                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)


                                                                                                           From
                                           For the three months ended     For the nine months ended     May 29, 2008
                                                     April 30,                     April 30,         (Date of Inception)
                                           --------------------------    --------------------------     to April 30,
                                              2010           2009           2010           2009            2010
                                           -----------    -----------    -----------    -----------     ----------
Expenses
  Other general and administrative         $     4,265    $     1,083    $     6,418    $     4,892     $   13,614
  Management services                           12,000          1,200         14,400          3,600         20,000
  Professional fees                             17,284          3,358         35,790         28,373         84,900
  Impairment of mineral properties                  --             --             --             --          5,000
  Exploration costs                                 --             --            140            295          3,435
                                           -----------    -----------    -----------    -----------     ----------

      Total Expenses                       $    33,549    $     5,641    $    56,748    $    37,160     $  126,949
                                           -----------    -----------    -----------    -----------     ----------

Net Loss for the Period                    $   (33,549)   $    (5,641)   $   (56,748)   $   (37,160)    $ (126,949)
                                           ===========    ===========    ===========    ===========     ==========
Net Loss Per Common Share - Basic and
 Diluted                                   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                           ===========    ===========    ===========    ===========

Weighted Average Common Shares Outstanding  57,800,000     57,800,000     57,800,000     57,800,000
                                           ===========    ===========    ===========    ===========

                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

                                                           For the         For the           From
                                                         Nine Months     Nine Months     May 29, 2008
                                                           Ended           Ended      (Date of Inception)
                                                          April 30,       April 30,       to April 30,
                                                            2010            2009             2010
                                                         ---------       ---------        ---------
OPERATING ACTIVITIES
  Net loss for the period                               $ (56,748)      $ (37,160)       $(126,949)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Donated services                                        2,400           3,600            8,000
    Impairment of mineral properties                           --              --            5,000
  Changes in operating assets and liabilities:
    Prepaid expenses                                           --            (222)            (350)
    Accounts payable and accrued liabilities               21,147           1,261           28,404
    Due to related party, services                         12,000              --           12,000
                                                        ---------       ---------        ---------
           Net Cash Used in Operating Activities          (21,201)        (32,521)         (73,895)
                                                        ---------       ---------        ---------
INVESTING ACTIVITIES
  Mineral property costs                                       --              --           (5,000)
  Oil and Gas property costs                             (300,000)             --         (300,000)
                                                        ---------       ---------        ---------
           Net Cash Used in Investing Activities         (300,000)             --         (305,000)
                                                        ---------       ---------        ---------
FINANCING ACTIVITIES
  Bank overdraft                                               --              46               --
  Loan payable                                             23,340              --           24,340
  Due to related parties, advances                          4,790              59            4,974
  Proceeds from issuance of common stock                       --              --           57,100
  Common stock subscribed                                 300,000              --          300,000
                                                        ---------       ---------        ---------
           Net Cash Provided by Financing Activities      328,130             105          386,414
                                                        ---------       ---------        ---------
Increase (Decrease) in Cash                                 6,929         (32,416)           7,519

Cash - Beginning of Period                                    590          32,793               --
                                                        ---------       ---------        ---------

Cash - End of Period                                    $   7,519       $     377        $   7,519
                                                        =========       =========        =========
Supplemental Disclosures
  Interest paid                                         $      --       $      --        $      --
  Income taxes paid                                     $      --       $      --        $      --
                                                        =========       =========        =========

                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

1. Significant Accounting Policies and Basis of Presentation

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

REVENUE RECOGNITION

The Company recognizes sales revenues for gas, oil and condensate, and NGLs based on the amount of each product sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when product has been delivered to a pipeline or purchaser. The Company follows the sales method of accounting for natural-gas production imbalances. If the Company's sales volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recognized. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production.

SUCCESSFUL EFFORTS METHOD ACCOUNTING

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs.

DEPRECIATION AND DEPLETION OF OIL AND NATURAL GAS PROPERTIES

Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. This method is applied through the simple multiplication of reserve units produced by the leasehold costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost of acquiring the leasehold by the estimated total proved oil and gas reserves associated with that lease. Field cost is calculated by dividing the total cost by the estimated total proved producing oil and gas reserves associated with that field.

ASSET RETIREMENT OBLIGATIONS

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. Under this method, when liabilities for dismantlement and abandonment costs (ARO) are initially recorded, the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At April 30, 2010, the Company has accumulated losses since inception.

These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Oil and Gas Properties

a) On February 10, 2010, the Company entered into an agreement with Oxalis Energy Group ("Oxalis") of Katy, Texas to participate in ten (10) oil and gas wells being drilled near Ozona, Texas. Pursuant to the agreement, the Company is required to make development payments totaling $5,300,000, payable in eleven (11) payment tranches. The first payment of $300,000 was made in February 2010 and was for the completion and reactivation of two
     (2) natural gas wells. The Company will make ten (10) additional payments equal to $500,000, starting on a date mutually determined by Oxalis and the Company. Each $500,000 tranche represents the Company's investment in a new well such that after the full payment of $5,000,000, the Company will have invested in ten (10) new wells. Upon full payment of each tranche, the Company will receive a 50% working interest in the associated well. If the Company fails to make a monthly payment, it forfeits all rights to any unfunded wells and any rights to future wells assigned under the agreement. The Company's cost per well is not to exceed $500,000. If the Company makes all required payments under the agreement, it will have a second ten well drilling program assigned to it.

b)   On February 5, 2010,  the Company  entered into a Joint  Venture  Agreement
     (the "Dominus Agreement") with Dominus Energy AG ("Dominus Energy"). According to the Dominus Agreement, the Company has the exclusive right to participate in the Manyberries Development located in Alberta, Canada as long as the Company meets its funding obligations. The Company agreed to fund $500,000 as working capital in the Manyberries Development and also agreed to pay all capital needs to develop the property no later than six
     (6) months from the date of the signed agreement. The Dominus Agreement was subsequently cancelled with no further obligations to either party. Refer to note 8(a).

4. Related Party Transactions

a) For the fiscal period ended April 30, 2010, the Company recognized $2,400 for donated services at $400 per month provided by the President of the Company. The Company did not record donated services for the three months period ended April 30, 2010, as management services provided by the President of the Company of $4,000 were accrued pursuant to the management agreement described in Note 7. As at April 30, 2010, the Company is indebted to the President of the Company for $12,000 of accrued management fees and $4,790 for expenses paid on behalf of the Company which are non-interest bearing, unsecured and due on demand.

b)   This amount is non-interest bearing, unsecured and due on demand.

c) As at April 30, 2010, the Company is indebted to the former President of the Company for $184 for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

5. Loan Payable

During the nine months period ended April 30, 2010, the Company received $23,340 (July 31, 2009 - $1,000) in loans from unrelated third parties. This amount was used for corporate expenses and is unsecured, non-interest bearing and has no terms of repayment.

6. Common Stock

a) During the period ended April 30, 2010, the Company received common stock subscriptions of $300,000 pursuant to a private placement for the issuance 3,000,000 shares at $0.10 per share. At April 30, 2010, the shares had not been issued.

b) On October 15, 2009, the Company effected a 5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 600,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

7. Commitment

a) On February 8, 2010, the Company signed an agreement with the President of the Company for management services at $4,000 per month for a period of twelve months. Either party can cancel the agreement with ten days notice.

b) Pursuant to the agreement with Oxalis, the Company is committed to pay $500,000 per month for ten (10) months in order to fulfil its development obligations. If the Company fails to make a payment, it forfeits all rights to any unfunded wells and any rights to future wells assigned under the agreement.

8. Subsequent Events

a) Effective May 5th, 2010, the Company terminated the Joint Venture Agreement with Dominus Energy. Both Dominus Energy and the Company agreed it was no longer both entities desire to further the joint venture. There are no additional obligations to either party. Refer to Note 3(b).

b) On May 20, 2010, the Company filed a Registration Statement on Form S-1/A with the United States Securities and Exchange Commission ("SEC") to register 40,000,000 shares of common stock. 22,500,000 shares are being registered for resale by existing stockholders of the Company at prevailing market prices, and 17,500,000 are being registered for sale by the Company. The Company will not receive any proceeds from the resale of shares of common stock by the stockholders.

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

We have not generated any revenue and have incurred losses since inception. In addition, we have a working capital deficit at April 30, 2010. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals or oil and gas. Accordingly, we must raise cash from sources other than the sale of minerals and oil and gas found on the properties. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

Funds raised from our private placement were used to pay administrative and other expenses, however we have spent all of it. We have to raise additional money to complete exploring our properties. If we find mineralized material and/or oil and gas, and it is economically feasible to remove the mineralized material or the drilling of oil and gas, we will attempt to raise even more money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration and drilling of the properties, we will have to find alternative sources, like a public offering, an additional private placement of securities, or loans from our officer or others.

Our sole officer and director is unwilling to make any commitment at this time to loan us money. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend activities until we do raise the cash, seek additional opportunities, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We have the right to conduct exploration activities on one mineral property, and on February 10, 2010, the Company entered into an agreement with Oxalis Energy Group ("Oxalis") of Katy, Texas to participate in ten (10) oil and gas wells being drilled near Ozona, Texas. Pursuant to the agreement, the Company is required to make development payments totaling $5,300,000, payable in eleven
(11) payment tranches. The first payment of $300,000 was made in February 2010 and was for the completion and reactivation of two (2) natural gas wells. The Company will make ten (10) additional payments equal to $500,000, starting on a date mutually determined by Oxalis and the Company. Each $500,000 tranche represents the Company's investment in a new well such that after the full payment of $5,000,000, the Company will have invested in ten (10) new wells. Upon full payment of each tranche, the Company will receive a 50% working interest in the associated well. If the Company fails to make a monthly payment, it forfeits all rights to any unfunded wells and any rights to future wells assigned under the agreement. The Company's cost per well is not to exceed $500,000. If the Company makes all required payments under the agreement, it will have a second ten well drilling program assigned to it.

Even if we complete our current exploration and drilling programs and they are successful in identifying a mineral deposit and/or oil and gas deposits, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral/oil and gas deposit reserves.

We will be conducting research in the form of exploration and drilling of the properties. Our exploration and drilling programs are explained in as much detail as possible in the business section of our Form S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located reserves and we have determined that they are economical to extract the minerals and/or drill oil and gas from the land.

We do not intend to involve other companies in the property if we find mineralized materials. We intend to try to develop the mineral reserves ourselves. We have entered into a Joint Venture Agreement with another company for the oil and gas property, and the Company can earn a 50% working interest in the 22 natural gas wells.

If we can't or don't raise more money, we will either cease activities or look for other opportunities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the properties will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, drilling and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material and/or the oil and gas.

MILESTONES

The milestones are as follows:

     1.   Raise additional capital.
     2. Retain our consultant to manage the exploration of the mineral property. - Maximum cost of $5,000 for a retention period of 90 days or less.
     3. Trenching: Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.
     4. Have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.
     5. Raise additional capital for the drilling of the 22 natural gas wells. Maximum cost will not exceed $500,000 per well.

We have nominal cash at the present time and cannot operate until we raise additional capital.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and drilling of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals and/or oil and gas we may find. We will be seeking equity financing to provide for the capital required to implement our research, exploration and drilling phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have issued 60,800,000 shares of our common stock and received $357,100.

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

On June 15, 2010, we issued 3,000,000 shares of common stock to an individual in consideration of $300,000.

As of April 30, 2010, our total assets were $307,869 and our total liabilities were $58,401.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                      Document Description
-----------                      --------------------

 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of June, 2010.

                            PEPPER ROCK RESOURCES CORP.


June 21, 2010               BY: /s/ Phil Kueber
                                ------------------------------------------------
                                Phil Kueber
                                President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors.

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