Form 10-K
period 2010-07-31
Pepper Rock Resources Corp.
filed 2010-11-12
CIK 1448242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 000-52010


                           PEPPER ROCK RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                27-1843986
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8200 Wilshire Blvd. Suite 200 Beverly Hills, CA                    90211
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (323) 556-0780

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
      N/A                                                  N/A

           Securities registered pursuant to Section 12(g) of the Act:

                       Common stock, par value of $0.00001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [ ] No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 8, 2010 was $7,816,905 based on a $0.22 closing price for the Common Stock on January 27, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

63,031,388 as of November 12, 2010

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.   Business..........................................................   4

Item 1A.  Risk Factors......................................................  10

Item 1B.  Unresolved Staff Comments.........................................  17

Item 2.   Properties........................................................  17

Item 3.   Legal Proceedings.................................................  17

Item 4.   [Removed and Reserved]............................................  17

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.................  17

Item 6.   Selected Financial Data...........................................  18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........  23

Item 8.   Financial Statements and Supplementary Data.......................  24

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure..........................................  36

Item 9A.  Controls and Procedures...........................................  36

Item 9B.  Other Information.................................................  37

Item 10.  Directors, Executive Officers and Corporate Governance............  37

Item 11.  Executive Compensation............................................  39

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters...................................  41

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence......................................................  43

Item 14.  Principal Accounting Fees and Services............................  43

Item 15.  Exhibits, Financial Statement Schedules...........................  44

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Pepper Rock" mean Pepper Rock Resources Corp., unless the context clearly requires or states otherwise.

CORPORATE OVERVIEW

Our principal executive office is located at 8200 Wilshire Blvd. Suite 200, Beverly Hills, CA 90211. Our telephone number is 323-556-0780.

CORPORATE HISTORY

We were incorporated in the State of Nevada on May 29, 2008. We are an exploration stage company and are primarily engaged in the exploration and development of natural resource properties. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.

OUR CURRENT BUSINESS

We are an exploration stage company and are primarily engaged in the acquisition, exploration and development of natural resource properties. We plan to identify and acquire an interest in a natural resource property. The acquisition of a natural resource property will be dependent upon our possessing sufficient capital resources at the time to purchase such resource property. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any resource property and/or funding arrangements for the purpose of acquiring a resource property.

We originally acquired rights to mineral properties in Nevada which we refer to as the Pepper Rock Mining Claims, but had decided to abandon exploration on these claims and focus on our oil and gas properties. On February 5, 2010 we entered into a joint venture agreement with Dominus Energy, AG, to develop a natural gas property in the Manyberries region of Alberta, Canada. Under the terms of this Agreement, we were required to pay $500,000 within a 6 month period in order to acquire a 49% working interest in the property. We also had the option to increase our interest to 51%. The property in question is located in Southern Alberta, in close proximity to the Montana border. The property includes oil and gas production infrastructure comprised of 6 miles of 6-inch high-pressure pipeline tested to operate at 1200 pounds per square inch. There are also 3.5 miles of 3-inch pipeline for waste water and a 2-inch pipeline for fuel gas. The natural gas pipelines connect to a major line operated by EnCana Corporation which extends out towards three gas wells on the Manyberries property. We did not close the acquisition of our interest in this property and on May 5, 2010, this agreement was terminated with no additional obligations on us or Dominus.

On February 10, 2010 we entered into a joint venture agreement with Oxalis Energy Group, Inc. for an exclusive right to participate in Oxalis' natural gas project at the Adams - Baggett Ranch near Ozona, Texas. Under the terms of the agreement we committed to investing an aggregate of $5,300,000 into the development of the property.

An initial payment of $300,000 was made and consequent payments of $500,000 every month were required in order to fulfill our obligations under this agreement. The initial payment of $300,000 was used for the re-activation of two natural gas wells on the property and the acquisition of a 50% working interest in these wells.

However, the Company did not make the monthly payments of $500,000 and is in default of its agreement with Oxalis. As such, the Company has no right, title or interest in the Adams-Baggett Ranch joint venture with Oxalis Energy Group. The Company also recorded a $300,000 impairment of oil and gas properties for the initial payment.

As of the date hereof, we do not own any property interests. We are currently seeking suitable natural resource property opportunities. Although our company was unsuccessful in raising the funds to complete the Oxalis natural gas project, we may identify alternate natural resource properties which are suitable for exploration and development. Although we are searching for such opportunities, we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new opportunities will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

As of the date hereof, management has not entered into any formal written agreements for new resource property opportunities. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. The investigation and analysis of natural resource opportunities that may be available may be extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

COMPETITION

We are a company seeking prospective natural resource property opportunities. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties. The natural resource industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior natural resource companies, independent producers and institutional and individual investors who are actively seeking to acquire natural resource properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of natural resource interests is intense with many leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the natural resource companies with which we compete for financing and for the acquisition of natural resource properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring natural resource interests of merit or on exploring or developing their natural resource properties. This advantage could enable our competitors to acquire natural resource properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire natural resource interests or explore and develop any natural resource properties we acquire.

We also compete with other junior natural resource companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior natural resource companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their natural resource properties or the price of the investment opportunity. In addition, we compete with both junior and senior natural resource companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, natural resource exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for natural resources, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable natural resource properties or interests, and we cannot give any assurance that suitable natural resource properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the natural resource industry by:

     *    keeping our costs low;
     *    relying on the strength of our management's contacts; and
     * using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

RESEARCH AND DEVELOPMENT

We have not spent any money on research and development activities since our inception. We do not anticipate that we will incur any research and development expenses over the next 12 months, but this may change if we are successful in acquiring new properties or interests. Our planned expenditures on our operations and the exploration program are summarized under the section of this Prospectus entitled "Description of Property".

INTELLECTUAL PROPERTY

Other than the rights we own in our website:http://www.pepperrockresources corp.com. We have not filed for any protection of our trademark, and we do not have any other intellectual property.

GOVERNMENT REGULATIONS

Any future operations and exploration activities are or will be subject to various laws and regulations in the United States, the countries in which we plan to conduct our activities. These laws and regulations govern the protection of the environment, conservation, prospecting, development, energy production, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the oil and gas industry. Permits, registrations or other authorizations may also be required to carry out our natural resource exploration and production activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We intend to obtain all environmental permits, licenses and approvals required by all applicable regulatory agencies for future natural resource operations. We intend to comply with all environmental laws and regulations, and at this time we do not anticipate incurring any material capital expenditures to do so.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the natural resource industry is subject to constant review, and the regulatory burden frequently increases. Changes in any of the laws and regulations could have a material adverse effect on the natural resource industry, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our future operations, we cannot predict their overall effect on the industry.

U.S. REGULATIONS

Although the joint venture agreement with Oxalis Energy has been terminated, any future natural resource operations will be subject to various types of regulation at the federal, state and local levels in the United States. Such regulation covers permits required for drilling wells; bonding requirements for drilling or operating wells; the implementation of spill prevention plans; submissions and permits relating to the presence, use and release of certain materials incidental to natural resource operations; the location of wells; the method of drilling and casing wells; the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities; surface usage and the restoration of properties upon which wells have been drilled; the plugging and abandoning of wells; and the transportation of oil and gas.

Future operations will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow forced pooling or the integration of tracts to facilitate exploration while other states rely on the voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties.

Oil and natural gas exploration and production activities on federal lands are subject to the NATIONAL ENVIRONMENTAL POLICY ACT (NEPA). The NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an environmental assessment on the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or limit the development of oil and natural gas projects.

The RESOURCE CONSERVATION AND RECOVERY ACT (RCRA) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" as well as the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency, or EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. While drilling fluids, produced waters, and many other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, there is no assurance that the EPA or individual states will not in the future adopt more stringent and costly requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous.

The COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT (CERCLA), also known as "Superfund", and analogous state laws, impose joint and several liability, without regard to fault or legality of conduct, on persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and any company that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

The WATER POLLUTION CONTROL ACT, also known as the Clean Water Act, and analogous state laws, impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The CLEAN AIR ACT and associated state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. In order to construct production facilities, we may be required to obtain permits before work can begin. These regulations may increase the costs of compliance for such facilities, and federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance.

We may be subject to the requirements of the OCCUPATIONAL SAFETY AND HEALTH ACT
(OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our future operations.

CANADIAN REGULATIONS

Though the agreement with Dominus for the acquisition of an interest in the Manyberries property in Canada has been terminated, we may acquire other properties in Canada. If we do acquire any properties in Canada, we will have operations and exploration activities in Canada, and we may have to comply with Canadian laws and regulations related to the oil and gas industry. Canada has regulatory provisions concerning permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province that regulates allowable rates of production.

In addition to the foregoing, our future Canadian operations may be affected from time to time by political developments in Canada and by federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, the expropriation of property, the modification or cancellation of contract rights and environmental protection controls.

The CANADA OIL AND GAS OPERATIONS ACT permits the creation of regulations concerning the design, safety, construction, installation, inspection, testing, monitoring, operation, maintenance and repair of installations used in the exploration, development and production of oil and gas. The Act prohibits anyone from carrying on any work or activity related to the exploration for or the production of oil or gas unless they first obtain a license or authorization issued by the National Energy Board. As part of the application process, a plan must be submitted that shows that Canadians are being employed and that Canadian goods and services are being used. The National Energy Board may require that certain conditions be fulfilled, for example, that a company obtain appropriate insurance and that environmental studies be carried out.

The OIL AND GAS SPILLS AND DEBRIS LIABILITY REGULATIONS govern the limits of liability for spills, authorized discharges and debris emanating or originating from work or activity related to the exploration or production of oil and gas.

The CANADA OIL AND GAS DRILLING REGULATIONS govern the exploration, drilling and conservation of oil and gas and specify measures to ensure the safety of these operations. These regulations stipulate that no person may drill a well without the authorization and approval of the Chief Conservation Officer.

The REGISTRATION OF STORAGE TANK SYSTEMS FOR PETROLEUM PRODUCTS AND ALLIED PETROLEUM PRODUCTS ON FEDERAL LANDS OR ABORIGINAL LANDS REGULATIONS require the registration of specified storage tank systems located on federal lands or aboriginal lands with the appropriate federal department responsible for administering the land. The Department of Environment has access to the consolidated storage tank system records in each appropriate federal department, and any unregistered storage tank systems are prohibited from engaging in fuel delivery.

OTHER LAWS AND REGULATIONS

The KYOTO PROTOCOL TO THE UNITED NATIONS FRAMEWORK CONVENTION ON CLIMATE CHANGE became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, are examples of greenhouse gases regulated by the Protocol. Although the United States is not participating in the Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced that propose to restrict greenhouse gas emissions. Also, several states have already adopted regulatory initiatives or legislation to reduce emissions of greenhouse gases. For example, California recently adopted the CALIFORNIA GLOBAL WARMING SOLUTIONS ACT OF 2006, which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Additionally, in the April 2, 2007 decision of the U.S. Supreme Court in MASSACHUSETTS, ET AL. V. EPA, the Court held that the CLEAN AIR ACT provides the EPA with the authority to regulate emissions of carbon dioxide and other greenhouse gases from mobile sources. The Court determined that the EPA had failed to provide an adequate statutory basis for its refusal to regulate greenhouse gases from such sources, reversing the decision of the U.S. Circuit Court of Appeals for the District of Columbia. The Court remanded the case to the Circuit Court for further proceedings consistent with the ruling, which will presumably require the EPA to determine whether greenhouse gases from mobile sources endanger public health or welfare. The passage of climate control legislation by Congress or a determination by the EPA that public health or welfare is endangered by the emission of carbon dioxide from mobile sources may result in the federal regulation of carbon dioxide emissions and other greenhouse gases.

We will hold all necessary permits and other authorizations to the extent required by our future properties or interest and their associated operations. However, we may do business and own properties in a number of different geographic areas and may therefore be subject to the jurisdiction of a large number of different authorities at different levels of government. We plan to comply with all statutory and regulatory provisions governing our current and future operations; however, such regulations may significantly increase our costs of compliance, and regulatory authorities may also impose administrative, civil and criminal penalties for non-compliance. At this time, it is not possible to accurately estimate how laws or regulations may impact our future business. We also cannot give any assurance that we will be able to comply with future changes in any statutes or regulations.

We may eventually own interests in properties that have been used for oil and gas exploration in the past. Although industry-standard operating and waste disposal practices may have been used, hazardous substances, wastes, or petroleum hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties may have been or may be operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent any future contamination.

EMPLOYEES AND CONSULTANTS

At present, we have no employees, other than our executive officers who do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans;

however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to continue to use the services of subcontractors for manual labor exploration work and an engineer or geologist to manage future exploration programs. Our only employees will be our senior officers and directors.

RESEARCH AND DEVELOPMENT

We have not incurred any expenses with respect to research and development since incorporation.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2011.

SUBSIDIARIES

We do not have any subsidiaries.

CORPORATE OFFICES

Our office is located at 8200 Wilshire Blvd., Suite 200, Beverly Hills, CA. Our telephone number is 323-556-0780. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

                           REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE AN EXPLORATION STAGE CORPORATION, WE DO NOT HOLD AN INTEREST IN ANY BUSINESS OR REVENUE GENERATING PROPERTY, LACK A BUSINESS HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. IF THE LOSSES CONTINUE WE WILL HAVE TO SUSPEND OPERATIONS OR CEASE FUNCTIONING.

We were incorporated on May 29, 2008, and we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception to July 31, 2010 was $1,006,443 and we anticipate that we will continue to incur losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to find a profitable exploration property;
     *    our ability to generate revenues; and
     *    our ability to reduce exploration costs.

There can be no assurance that we will be able to achieve any of the above and if our losses continue we will have to suspend operations or cease functioning.

WE WILL NEED A SIGNIFICANT AMOUNT OF CAPITAL TO CARRY OUT OUR PROPOSED BUSINESS PLAN, AND UNLESS WE ARE ABLE TO RAISE SUFFICIENT FUNDS, WE MAY BE FORCED TO DISCONTINUE OUR OPERATIONS.

In order to meet our funding obligations under our agreement with Oxalis on the Adams - Baggett Property and carry out development activities on any acquired properties, we were required to make a $500,000 a month in payments to Oxalis aimed at drilling wells on the Adams - Baggett Property. As of July 31, 2010 we had $1,045 in cash in our bank accounts.

We were unable to meet our financial obligations under our Joint Venture Agreement with Oxalis Energy Group because of our inability to secure the necessary funding to meet our obligations under this agreement. As such, we defaulted in this agreement and are no longer pursuing oil and gas exploration in the Adam-Baggett gas field. As a result of our default under the agreement, we no longer hold any right, title or interest in the properties in Adams-Baggett. The Company has made the initial $300,000 payment under the Oxalis agreement. As a result, the Company recorded a $300,000 impairment of oil and gas properties.

Because of the speculative nature of exploration of resource properties, we may never discover a commercially exploitable quantity of natural resources, our business may fail and investors may lose their entire investment.

Once we acquire additional natural resource properties we cannot guarantee that our exploration work will be successful, or that any resources will be found, or that any production of resources will be realized. The search for natural resources as a business is extremely risky. We can provide investors with no assurance we will be able to establish that commercially exploitable reserves on any of our future properties. Additional potential problems that may prevent us from discovering any reserves on any future properties include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves on any future properties our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN RESOURCE EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Potential investors should be aware of the difficulties normally encountered by new resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the resource properties that we plan to acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the acquisition and exploration of future properties may not result in the discovery of resources. Problems such as unusual or unexpected formations and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial resources, we may decide to abandon our claims. If this happens, our business will likely fail.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN NATURAL RESOURCE EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for resources involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

WE HAVE NO RESOURCE PROPERTIES OR KNOWN RESERVES AND WE MAY NOT FIND ANY RESOURCES AND EVEN IF WE DOIT MAY NOT BE IN ECONOMIC QUANTITIES. IF WE FAIL TO FIND ANY RESOURCES OR IF WE ARE UNABLE TO FIND RESOURCES IN ECONOMIC QUANTITIES, WE WILL HAVE TO SUSPEND OPERATIONS.

We have no resource properties or proven reserves. Even if we find resources, it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find resources in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any resources are recoverable, we do not know that this can be done at a profit. Failure to locate oil or gas in economically recoverable quantities will cause us to suspend operations.

WE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN RESOURCES PRICES. IF PRICES DECREASE, WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

The value and price of our shares of common stock, our financial results, and our exploration, development and mining activities, if any, may be significantly adversely affected by declines in the price of resources. Resources prices fluctuate widely and are affected by numerous factors beyond our control such as weather, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of resources producing countries throughout the world.

The prices used in making resource estimates for oil or gas projects are disclosed, and generally use significantly lower prices than daily prices quoted in the news media. The percentage change in the price of resources cannot be directly related to the estimated resource quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated resource quantities, or it may result in a significant change in the amount of resources. If prices decrease, we may be unable to achieve profitability.

WE RELY ON ESTIMATES TO DETERMINE WHETHER OR NOT TO INVEST IN A PARTICULAR NATURAL RESOURCE PROJECT OR PROPERTY, WHICH MAY AFFECT THE VIABILITY OF OUR PROPOSED OPERATIONS.

The information we use to evaluate natural resource projects or properties is based on estimates that involve a great deal of uncertainty. The process of estimating natural resource reserves is complex and requires us to make significant decisions and assumptions in evaluating the reliability of available geological, geophysical, engineering and economic data for each property. Different engineers may make different estimates of reserves, cash flows or other variables based on the same available data.

Geologic and engineering data is used to determine the probability that a reservoir of resources exists at a particular location, and whether or not resources may be recoverable from it. Recoverability is ultimately subject to the accuracy of such data including, but not limited to, the geological characteristics of the reservoir; its structure, pressure and fluid properties; the size and boundaries of the drainage area; and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from the production of resources on adjacent or similar properties. Still, actual recovery from a reservoir may differ from estimated recovery.

Estimates also include numerous assumptions relating to operating conditions and economic factors, including the price at which recovered resources can be sold; the costs of recovery; future operating costs; development costs; workover and remedial costs, which are costs associated with operations on a producing well to restore or increase production; prevailing environmental conditions associated with drilling and production sites; the availability of enhanced recovery techniques; the ability to transport to markets; and governmental and other regulatory factors such as taxes and environmental laws. Economic factors beyond our control, such as interest rates and exchange rates, can also impact the value of such estimates. Some of these assumptions are inherently subjective, and the accuracy of estimates relies in part on the ability of our management, engineers and other advisors to make accurate assumptions. As a result, there is no guarantee that any investment we make in an natural resource project or property will be successful since our estimates will be inherently imprecise.

SUPPLIES NEEDED FOR EXPLORATION MAY NOT ALWAYS BE AVAILABLE. IF WE ARE UNABLE TO SECURE EXPLORATION SUPPLIES WE MAY HAVE TO DELAY OUR ANTICIPATED BUSINESS OPERATIONS.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

MANAGEMENT LACKS FORMAL TRAINING IN NATURAL RESOURCE EXPLORATION. OUR BUSINESS, EARNINGS AND ULTIMATE FINANCIAL SUCCESS COULD SUFFER IRREPARABLE HARM AS A RESULT OF MANAGEMENT'S LACK OF EXPERIENCE IN THE INDUSTRY.

Our officer and director has no professional accreditation or formal training in the business of natural resource exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management's lack of experience in the industry.

WE FACE STRONG COMPETITION FROM OTHER NATURAL RESOURCE COMPANIES, WHICH COULD HARM OUR BUSINESS AND OUR ABILITY TO OPERATE PROFITABLY.

Natural resource exploration is a highly competitive business. Other resource companies will compete with us by bidding for licenses, properties and services that we will need to operate our business in the locations in which we plan to operate. As prices of resources on the commodities markets rise, we expect this competition to become increasingly intense. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.

Natural resource properties have limited lives and, as a result, we may seek to alter and expand our operations through the acquisition of new interests. However, the available supply of desirable natural resource properties is limited in North America, which is where we would consider conducting our exploration activities. The major resource companies are often better positioned to obtain the rights to exploratory acreage for which we may compete. Similarly, our competitors may have a competitive advantage because they conduct their own refining and petroleum marketing operations, have access to greater resources than us and are able to more easily recruit and retain qualified employees.

Natural resource exploration and development activities are also dependent on the availability of drilling and related equipment, transportation, power and technical support in particular areas and our access to these facilities may be limited due to fierce competition. Shortages and/or the unavailability of necessary equipment or other facilities may impair our activities, either by delaying them, increasing our costs or otherwise. If we are unable to adequately address our competition, including, but not limited to, finding ways to secure profitable producing properties on terms that we consider acceptable, our ability to operate profitably could suffer.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL LEGISLATION AND ANY CHANGES IN SUCH LEGISLATION COULD PREVENT US FROM EARNING REVENUES.

The resource industry is subject to many laws and regulations that govern the protection of the environment, health and safety and the management, transportation and disposal of hazardous substances. These laws and regulations may require the removal or remediation of pollutants and may impose civil and criminal penalties for any violations thereof. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders.

Complying with environmental and natural resource laws and regulations may increase our operating costs as well as restrict the scope of our operations. Any regulatory changes that impose additional environmental restrictions or requirements on us could affect us in a similar manner. If the costs of such compliance or changes exceed our budgeted costs, we may not be able to earn revenues.

RISKS ASSOCIATED WITH OUR COMMON STOCK

WE DO NOT INTEND TO PAY DIVIDENDS ON ANY INVESTMENT IN THE SHARES OF OUR STOCK.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in us.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 500,000,000 shares of common stock, of which 60,800,000 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL, IT MAY ADVERSELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS AND WE MAY GO OUT OF BUSINESS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OUR SECURITY HOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR SECURITIES DUE TO STATE "BLUE SKY" LAWS.

Each state has its own securities laws, often called "blue sky" laws, which (i) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

RISKS RELATED TO OUR FINANCIAL RESULTS AND NEED FOR ADDITIONAL FINANCING

OUR AUDITORS' REPORTS CONTAIN A STATEMENT THAT OUR NET LOSS AND LIMITED WORKING CAPITAL RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accountants have stated in their report, included in our annual report on Form 10-K filed with the Securities and Exchange Commission for our year ended July 31, 2010, that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net loss of $936,242 for the year ended July 31, 2010 and $1,006,443 for the period from May 29, 2008 (inception) to July 31, 2010. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

WE WILL NEED ADDITIONAL CAPITAL TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WILL INHIBIT OUR ABILITY TO EXPAND OR EVEN MAINTAIN OUR EXPLORATION AND DEVELOPMENT EFFORTS.

In addition to our current accumulated deficit, we expect to incur additional losses in the foreseeable future. Until we acquire properties and are able to determine if there are resource deposits available for extraction on those properties, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our acquisition, exploration and development activities. There is no assurance that we will not incur additional and unplanned expenses during our continuing exploration and development activities. When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone the acquisition, exploration, development and research of resource properties, and as a result, we might be required to diminish or suspend our business plans. These delays in development would have an adverse effect on our ability to generate revenues and could require us to possibly cease operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

WE ARE INCURRING INCREASED COSTS AS A RESULT OF BEING A PUBLICLY-TRADED COMPANY.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs and/or whether we will be able to raise the funds necessary to meet the cash requirements for these costs.

BECAUSE WE MAY NEVER EARN REVENUES FROM OUR OPERATIONS, OUR BUSINESS MAY FAIL AND THEN INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and are in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of natural resource reserves on any properties we acquire. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 8200 Wilshire Blvd., Suite 200, Beverly Hills, CA. Our telephone number is 323-556-0780. This is our mailing address as well.

On February 10, 2010 we entered into a joint venture agreement with Oxalis Energy Group, Inc. for an exclusive right to participate in Oxalis' natural gas project at the Adams - Baggett Ranch near Ozona, Texas. Under the terms of the agreement we committed to investing an aggregate of $5,300,000 into the development of the property.

An initial payment of $300,000 was made and consequent payments of $500,000 every month were required in order to fulfill our obligations under this agreement. The initial payment of $300,000 was used for the re-activation of two natural gas wells on the property and the acquisition of a 50% working interest in these wells.

 The Company failed to make the initial $500,000 payment to fund the first well and has defaulted on its commitments under this agreement. The Company has therefore forfeited all claims, rights, interest and the initial $300,000 payment made under the Oxalis agreement. As a result, the Company recorded a $300,000 impairment of oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board under the trading symbol "PEPR.OB". We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

                   National Association of Securities Dealers
                               OTC Bulletin Board

              Quarter Ended (1)                  High                Low
              -----------------                  ----                ---
              July 31, 2010                     $0.085              $0.03
              April 30, 2010                    $0.455              $0.07
              July 31, 2010                     $0.30               $0.22
              October 31, 2009                  $0.24               $0.23
              July 31, 2009                     $0.22               $0.22

----------
(1)  The first trade in our stock did not occur until July 16, 2009.

Our shares are issued in registered form. Holladay Stock Transfer Inc., 2939 N. 67th Street, Scottsdale, AZ 85251 (Telephone: (480) 481-3940.; Facsimile: (480) 481-3941) is the registrar and transfer agent for our common shares.

On November 8, 2010, the shareholders' list showed 72 registered shareholders and 63,031,388 common shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On July 1, 2010, we issued 2,757,815 shares of common stock to our president at a fair value of $0.05 per share to settle $25,000 owed in management fees.

On July 8, 2010, we issued 2,473,573 shares of common stock to a consultant at a fair value of $0.05 per share to settle $17,500 in accounts payable related to consulting services.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended July 31, 2010 and July 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

Over the next twelve months we intend to use any funds that we may have available to fund our operations and continue to evaluate natural resource properties for exploration and development.

We estimate that our expenses over the next 12 months (beginning September 2010) will be approximately $1,225,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

                                         Estimated          Estimated Expenses
        Description                   Completion Date             ($)
        -----------                   ---------------       ------------------
Legal and accounting fees                12 months              100,000
Marketing and advertising                12 months               25,000
Management and operating costs           12 months              650,000
Salaries and consulting fees             12 months              200,000
General and administrative expenses      12 months              250,000
                                                              ---------
TOTAL                                                         1,225,000
                                                              =========

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements and this registered offering. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings. If we are not able to successfully raise the sufficient capital to continue operations and acquire natural resource properties we may have to suspend operations.

Our auditors have issued a going concern opinion for our year ended July 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $1,045 and a working capital deficiency in the amount of $379,774 as of July 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2011.

RESEARCH AND DEVELOPMENT

We do not intend to allocate any funds to research and development over the twelve months ending July 31, 2011.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2010 and 2009.

Our operating results for the years ended July 31, 2010 and 2009 are summarized as follows:

                                                         Year Ended
                                                          July 31,
                                                2010                    2009
                                              ---------               ---------
Revenue                                       $     Nil               $     Nil
Operating Expenses                            $ 628,162               $  45,097
Net Loss                                      $(936,242)              $ (45,097)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended July 31, 2010 and July 31, 2009 are outlined in the table below:

                                                         Year Ended
                                                          July 31,
                                                2010                    2009
                                              ---------               ---------
Other general and administrative              $126,075                 $  5,892
Management services                           $ 26,400                 $  4,800
Professional fees                             $ 51,868                 $ 34,100
Loss on settlement of accounts payable        $106,179                 $    Nil
Impairment of oil and gas properties          $300,000                 $    Nil
Exploration costs                             $ 17,640                 $    295

The increase in general and administrative expenses for the year ended July 31, 2010, compared to the same period in fiscal 2009, was mainly due to increased general and administrative expenses which included bank charges, transfer agent and filing fees, stock-based compensation, rent and office expenses, a loss on settlement of accounts payable and impairment of oil and gas properties.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                             At July 31,       At July 31,        Percentage
                                2010              2009         Increase/Decrease
                              ---------         ---------      -----------------
Current Assets                $   1,045         $     940             11.2%
Current Liabilities           $ 380,819         $   8,441          4,411.5%
Working Capital               $(379,774)        $  (7,501)         4,962.9%

CASH FLOWS
                                               At July 31,         At July 31,
                                                  2010                2009
                                                ---------           ---------
Net cash used in operations                     $ (50,728)          $ (32,262)
Net cash used in investing activities           $(300,000)          $     Nil
Net cash provided by financing activities       $ 351,183           $      59
Increase In Cash During The Period              $     455           $ (32,203)

We had cash in the amount of $1,045 as of July 31, 2010 as compared to $590 as of July 31, 2009. We had a working capital deficit of $379,774 as of July 31, 2010 compared to working capital deficit of $7,501 as of July 31, 2009. The increase in net cash used in operations for the year ended July 31, 2010, compared to the same period in fiscal 2009, was mainly due to increases in management fees, general and administrative expenses and professional fees during the year ended July 31, 2010. The increase in net cash used in investing activities was mainly due to the investment of $300,000 in the Joint Venture Agreement with Oxalis Energy Group during the year ended July 31, 2010. . During the year ended July 31, 2010, the Company failed to make an additional payment required under the Joint Venture Agreement and has defaulted on its commitments under this agreement. The Company has therefore forfeited all claims, rights, interest and the initial $300,000 payment made under the Oxalis agreement. As a result, the Company recorded a $300,000 impairment of oil and gas properties.

The increase in net cash provided by financing activities was mainly to due to advances of $350,840 received during the year ended July 31, 2010 compared to $nil during the year ended July 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

FUTURE FINANCINGS

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to donated services, fair value measurements and deferred income tax asset valuations. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2010 and 2009, our company has no dilutive potential shares outstanding.

REVENUE RECOGNITION

Our company recognizes sales revenues for gas, oil and condensate, and NGLs based on the amount of each product sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when product has been delivered to a pipeline or purchaser. Our company follows the sales method of accounting for natural-gas production imbalances. If our company's sales volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recognized. No receivables are recorded for those wells on which our company has taken less than its proportionate share of production.

OIL AND GAS PROPERTIES

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting

PROPERTY ACQUISITION COSTS - Oil and gas leasehold acquisition costs are capitalized as oil and gas properties. Upon achievement of all conditions necessary for reserves to be classified as proved, the associated leasehold costs are reclassified to proved properties

EXPLORATORY COSTS - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.

DEVELOPMENT COSTS - Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized

DEPLETION AND AMORTIZATION - Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

CAPITALIZED INTEREST - Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES

Unproved oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because our company uses the successful efforts method, our company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Unproved properties are evaluated periodically for impairment. Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management's evaluation, which may include exploratory experience, expiration of leasehold, and management's intent regarding future development.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 our company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

FINANCIAL INSTRUMENTS

Our company's financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our company's cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. Our company believes that the recorded values of all of our company's other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pepper Rock Resources Corp.
(An Exploration Stage Company)
July 31, 2010
                                                                           Index
                                                                           -----

Report of Independent Registered Public Accounting Firm.................... 25

Balance Sheets............................................................. 26

Statements of Expenses..................................................... 27

Statements of Cash Flows................................................... 28

Statements of Stockholder's Equity (Deficit)............................... 29

Notes to the Financial Statements.......................................... 30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors,
Pepper Rock Resources, Corp.
(An Exploration Stage Company)
Beverly Hills CA 90211

We have audited the accompanying balance sheets of Pepper Rock Resources, Corp (An Exploration Stage Company) as of July 31, 2010 and 2009 and the related statements of expenses, cash flows, and stockholders' equity for the years then ended and for the period from May 29, 2008 (date of inception) through July 31, 2010. These financial statements are the responsibility of the Pepper Rock Resources Corp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Pepper Rock Resources, Corp. as of July 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended and for the period from May 29, 2008 (date of inception) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Pepper Rock Resources Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Pepper Rock Resources Corp. has no revenues and suffered losses from operations, which raises substantial doubt about the its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ MaloneBailey, LLP
--------------------------------
MaloneBailey, LLP
www.malone-bailey.com
Houston, TX
November, 11, 2010

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets

                                                                            July 31,               July 31,
                                                                              2010                   2009
                                                                          ------------           ------------
ASSETS

Current Assets
  Cash                                                                    $      1,045           $        590
  Prepaid expenses                                                                  --                    350
                                                                          ------------           ------------

Total Assets                                                              $      1,045           $        940
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                $     53,452           $      7,257
  Loans payable                                                                 24,340                  1,000
  Due to related party                                                           3,027                    184
  Convertible note,                                                            300,000                     --
                                                                          ------------           ------------

Total Liabilities                                                              380,819                  8,441
                                                                          ------------           ------------
Stockholders' Deficit:
  Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
   No shares issued and outstanding as of July 31, 2010 & 2009                      --                     --
  Common Stock, 500,000,000 shares authorized, $0.00001 par value;
   63,031,388 and 57,800,000 shares issued and outstanding as of
   July 31, 2010 and 2009, respectively                                            630                    578
  Additional Paid-in Capital                                                   626,039                 62,122
  Deficit Accumulated During the Exploration Stage                          (1,006,443)               (70,201)
                                                                          ------------           ------------

Total Stockholders' Deficit                                                   (379,774)                (7,501)
                                                                          ------------           ------------

Total Liabilities and Stockholders' Deficit                               $      1,045           $        940
                                                                          ============           ============


   (The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses

                                                                                             From
                                                     For the            For the           May 29, 2008
                                                   Year Ended         Year Ended     (Date of Inception) to
                                                    July 31,           July 31,             July 31,
                                                      2010               2009                 2010
                                                  ------------       ------------         ------------
Expenses
  Other general and administrative                $    126,075       $      5,892         $    133,271
  Management services                                   26,400              4,800               32,000
  Professional fees                                     51,868             34,110              100,978
  Loss on settlement of accounts payable               106,179                 --              106,179
  Impairment of mineral properties                          --                 --                5,000
  Impairment of oil and gas properties                 300,000                 --              300,000
  Exploration costs                                     17,640                295               20,935
                                                  ------------       ------------         ------------
Total Expenses                                         628,162             45,097              698,363

Loss from operations                                  (628,162)           (45,097)            (698,363)

Interest expense                                      (308,080)                --             (308,080)
                                                  ------------       ------------         ------------

Net Loss for the Period                           $   (936,242)      $    (45,097)        $ (1,006,443)
                                                  ============       ============         ============

Net Loss Per Common Share - Basic and Diluted     $      (0.02)      $      (0.00)
                                                  ============       ============

Weighted Average Common Shares Outstanding          58,183,000         57,800,000
                                                  ============       ============


   (The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows

                                                                                                    From
                                                           For the             For the           May 29, 2008
                                                         Year Ended          Year Ended     (Date of Inception) to
                                                          July 31,            July 31,             July 31,
                                                            2010                2009                 2010
                                                        ------------        ------------         ------------
Operating Activities
  Net loss for the period                               $   (936,242)       $    (45,097)        $ (1,006,443)
  Adjustment to reconcile net loss to net
   cash used in operating activities:
     Donated services                                          2,400               4,800                8,000
     Accretion of convertible debt discount                  300,000                  --              300,000
     Shares issued for services - related party              112,891                  --              112,891
     Shares issued for services                              106,179                  --              106,179
     Impairment of mineral properties                             --                  --                5,000
     Impairment of oil and gas properties                    300,000                  --              300,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                            350                (222)                  --
     Accounts payable and accrued liabilities                 63,694               8,257               71,951
                                                        ------------        ------------         ------------
Net Cash Used in Operating Activities                        (50,728)            (32,262)            (102,422)
                                                        ------------        ------------         ------------
Investing Activities
  Mineral property costs                                          --                  --               (5,000)
  Oil and gas property costs                                (300,000)                 --             (300,000)
                                                        ------------        ------------         ------------
Net Cash Used in Investing Activities                       (300,000)                 --             (305,000)
                                                        ------------        ------------         ------------
Financing Activities
  Due to related parties, advances                            27,843                  59               28,027
  Proceeds from convertible debt                             300,000                  --              300,000
  Proceeds from other loans                                   33,340                  --               33,340
  Proceeds from issuance of common stock                          --                  --               57,100
  Payment of advances                                        (10,000)                 --              (10,000)
                                                        ------------        ------------         ------------
Net Cash Provided by Financing Activities                    351,183                  59              408,467
                                                        ------------        ------------         ------------

Increase (Decrease) in Cash                                      455             (32,203)               1,045

Cash - Beginning of Period                                       590              32,793                   --
                                                        ------------        ------------         ------------

Cash - End of Period                                    $      1,045        $        590         $      1,045
                                                        ============        ============         ============

Supplemental Disclosures
  Interest paid                                         $         --        $         --         $         --
  Income taxes paid                                     $         --        $         --         $         --
                                                        ============        ============         ============
Non-Cash Activities
  Conversion feature of convertible note                $    300,000        $         --         $    300,000
  Settlement of related party debt with common stock          25,000                  --               25,000
  Settlement of debt with common stock                        17,500                  --               17,500
                                                        ============        ============         ============


   (The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 29, 2008 (Date of Inception) to July 31, 2010

                                                                                     Deficit
                                             Common Stock                          Accumulated
                                          -------------------      Additional       During the
                                                         Par        Paid-in        Exploration
                                          Shares        Value       Capital           Stage           Total
                                          ------        -----       -------           -----           -----

Issuance of common stock for cash at
 $0.0002 per share                      32,500,000     $   325     $  6,175      $        --        $   6,500

Issuance of common stock for cash at
 $0.002 per share                       25,300,000         253       50,347               --           50,600

Donated services                                --          --          800               --              800

Net loss for the period                         --          --           --          (25,104)         (25,104)
                                        ----------     -------     --------      -----------        ---------
Balance - July 31, 2008                 57,800,000     $   578     $ 57,322      $   (25,104)       $  32,796

Donated services                                --          --        4,800               --            4,800

Net loss for the year                           --          --           --          (45,097)         (45,097)
                                        ----------     -------     --------      -----------        ---------
Balance - July 31, 2009                 57,800,000     $   578     $ 62,122      $   (70,201)       $  (7,501)

Issuance of common stock for related     2,757,815          27      137,863               --          137,890
 party debt

Issuance of common stock for             2,473,573          25      123,654               --          123,679
 settlement of accounts payable

Beneficial conversion feature -                 --          --      300,000               --          300,000
 convertible note

Donated services                                --          --        2,400               --            2,400

Net loss for the year                           --          --           --         (936,242)        (936,242)
                                        ----------     -------     --------      -----------        ---------

Balance - July 31, 2010                 63,031,388     $   630     $626,039      $(1,006,443)       $(379,774)
                                        ==========     =======     ========      ===========        =========


   (The Accompanying Notes are an Integral Part of These Financial Statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

1. Nature of Operations and Continuation of Business

Pepper Rock Resources Corp. (the "Company") was incorporated in the State of Nevada on May 29, 2008. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is July 31.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services, fair value measurements and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2010 and 2009, the Company has no dilutive potential shares outstanding.

e) Revenue Recognition

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

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

f) Oil and gas properties

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

PROPERTY ACQUISITION COSTS - Oil and gas leasehold acquisition costs are capitalized as oil and gas properties. Upon achievement of all conditions necessary for reserves to be classified as proved, the associated leasehold costs are reclassified to proved properties

EXPLORATORY COSTS - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.

DEVELOPMENT COSTS - Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized

DEPLETION AND AMORTIZATION - Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

CAPITALIZED INTEREST - Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

g) Impairment of Oil and Natural Gas Properties

Unproved oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Unproved properties are evaluated periodically for impairment. Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management's evaluation, which may include exploratory experience, expiration of leasehold, and management's intent regarding future development.

h) Asset Retirement Obligations

The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When the liability is initially recorded, the capitalized cost increases the carrying amount of the related properties. Over time the liability is increased for the change in its present value, and the capitalized cost in properties is depreciated over the useful life of the related asset in the same manner as the underlying properties.

i) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j) Share-Based Compensation

The Company follows FASB ASC 718 "Share Based Payment" to account for any options or common stock granted to employees. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of ASC 505,"Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the equity instruments issued and charged to expense for the nature of the service for which the stock compensation is paid.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

k) Financial Instruments

The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company's cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

l) Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed by first comparing the expected undiscounted pretax cash flows to the carrying value of the related assets. If the carrying value exceeds the expected undiscounted pretax cash flows, then an impairment is recognized. The impairment is calculated as the difference between the carrying value and fair value of the related assets. Typically, the fair value is determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.

m) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n) Beneficial Conversion Feature

Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction accretes through the profit and loss statement as interest expense using the interest rate method over the life of the convertible debt instrument. In the event that the convertible instrument is payable upon demand, the entire discount is recognized immediately into interest expense. We recognized a $300,000 beneficial conversion feature in connection with the convertible debt issued during the year. This amount was recorded in additional paid in capital and was reflected as a discount to the note. Because the note is payable upon demand, the entire $300,000 was recognized as interest expense during the period.

o) Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At July 31, 2010, the Company has accumulated losses since inception.

These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Oil and Gas Properties

a) The Company entered into a Joint Venture Agreement (the "Oxalis Agreement") dated February 10, 2010 with Oxalis Energy Group ("Oxalis") of Katy, Texas. The Company can earn a 50% working interest in up to 22 natural gas wells within the Adams - Baggett Ranch near Ozona, Texas ("Adam's Ranch"). Under the terms of the Oxalis Agreement, the Company paid $300,000 for the completion and re-activation of two natural gas wells. In the agreement, the Company obtained the exclusive rights to participate in a total ten wells. If the company fulfills its funding obligations for all ten wells, the Company will be allowed to participate in ten additional wells. Pursuant to the agreement, the Company must provide an initial $500,000 to fund the first well and then pay an additional $500,000 per month to fund the remaining nine wells. The Company's cost is limited to $500,000 per well and if the Company makes all required payments under the Oxalis Agreement, it will have a second ten well drilling program assigned to it. However, in the event that the Company does not fulfill the payment requirements, it forfeits any claims, rights, interest, or otherwise in the initial ten wells and any rights to participate in the development of the second group of ten wells. During the year ended July 31, 2010, the Company failed to make the initial $500,000 payment to fund the first well and has defaulted on its commitments under this agreement. The Company has therefore forfeited all claims, rights, interest and the initial $300,000 payment made under the Oxalis agreement. As a result, the Company recorded a $300,000 impairment of oil and gas properties.

b)   On February 5, 2010,  the Company  entered into a Joint  Venture  Agreement
     (the "Dominus Agreement") with Dominus Energy AG ("Dominus Energy"). According to the Dominus Agreement, the Company has the exclusive right to participate in the Manyberries Development located in Alberta, Canada as long as the Company meets its funding obligations. The Company agreed to fund $500,000 as working capital in the Manyberries Development and also agreed to pay all capital needs to develop the property no later than six
     (6) months from the date of the signed agreement. On May 5, 2010, the Dominus Agreement was cancelled with no further obligations to either party.

5. Related Party Transactions

a) For the fiscal period ended July 31, 2010, the Company recognized $2,400 (2009 - $4,800) for donated services at $400 per month provided by the President of the Company. The Company recorded donated services for the first six months of the year ended July 31, 2010. On February 1, 2010 the Company ceased to record donated services as the Company entered into the management services agreement described in Note 9. During the year ended July 31, 2010, the Company accrued $4,000 of management services provided by the President of the Company pursuant to the management agreement described in Note 9. As of July 31, 2010, the Company is indebted to the President of the Company for $2,843 (2009 - $Nil) for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

b) As at July 31, 2010, the Company is indebted to the former President of the Company for $184 (2009 - $184) for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

c) On July 1, 2010, the Company issued to the President of the Company 2,757,815 shares of common stock at a fair value of $0.05 per share for $25,000 owed in management fees paid on behalf of the Company by the President. The excess fair value of $112,891 was recognized as additional compensation expense and reported in other general and administrative expenses.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

6. Loans Payable

As at July 31, 2010, the Company owed $24,340 (2009 - $1,000) in loans payable to unrelated third parties. These amounts were used for general corporate expenses. These amounts are unsecured bear interest of prime bank rate + 3% and are payable on demand.

On July 8, 2010, the Company issued 2,473,573 shares of common stock to settle $17,500 of accounts payable, which was related to certain consulting services provided by Resource Management Services, an unrelated party. The shares were valued at $0.05 per share based on the quoted stock price on the date of settlement. The excess fair value of $106,179 was recognized as a loss on settlement of accounts payable.

7. Convertible Debt

During the fiscal year ended July 31, 2010, the Company issued $300,000 of secured Convertible Notes ("the Notes"). The Notes are due sixty days after demand, bear interest at Prime Bank Rate plus 3% per annum payable annually and are convertible into shares of common stock at $0.01 per share.

The conversion feature of the convertible notes provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. The BCF of $300,000 was recognized immediately as interest expense due to the fact that the convertible note is due upon demand.

8. Common Stock

a) On July 1, 2010, the Company issued to the President of the Company 2,757,815 shares of common stock at a fair value of $0.05 per share to settle $25,000 owed in management fees. The excess fair value of $112,891 was recorded as additional compensation expense and reported in other general and administrative expense (see Note 5).

b) On July 8, 2010, the Company issued to a consultant 2,473,573 shares of common stock at a fair value of $0.05 per share to settle $17,500 in accounts payable related to consulting services. The excess fair value of $106,179 was recognized as a loss on settlement of accounts payable. (see
     Note 6)

c) On October 15, 2009, the Company effected a 5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 600,000,000 shares of common stock with no change in par value. All share amounts have been retroactively adjusted for all periods presented.

9. Commitment

On February 8, 2010, the Company signed an agreement with the President of the Company for management services at $4,000 per month for a period of twelve months. Either party can cancel the agreement with ten days notice.

10. Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 35% to income (loss) before taxes follows:

                                                     July 31,         July 31,
                                                      2010             2009
                                                    ---------        ---------
Net loss before taxes per financial statements      $ 936,242        $  45,097
Income tax rate                                            35%              35%
Income tax recovery                                  (327,685)         (15,784)
Permanent differences                                 521,470            1,680
Temporary differences                                    (140)            (140)
Valuation allowance change                            145,310           14,244
                                                    ---------        ---------
Provision for income taxes                          $      --        $      --
                                                    =========        =========

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

The components of the net deferred tax asset at July 31, 2010 and 2009 consist of:

                                                     July 31,         July 31,
                                                      2010             2009
                                                    ---------        ---------
Net operating loss carry-forward                    $ 167,781        $  22,610
Unamortized costs of incorporation                  $    (385)       $    (525)
Valuation allowance                                 $(167,396)       $ (22,085)
                                                    ---------        ---------
Net deferred income tax asset                       $      --        $      --
                                                    =========        =========

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At July 31, 2010, the Company has a net operating loss carry-forward of $697,343 which expires through fiscal 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

11. Subsequent Events

On October 22, 2010, the Company filed a request with United States Securities and Exchange Commission to withdraw the Registration Statement on Form S-1/A as current management is reevaluating its current corporate and capital structure. The Registration Statement had been filed with the SEC on April 8, 2010 to register 40,000,000 shares of common stock. The Company confirms that no securities have been, or will be, distributed, issued or sold pursuant to the Registration Statement or the prospectus contained therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of July 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are INeffective at that reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of July 31, 2010, there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, management is attempting to correct this weakness by merging with a suitable candidate.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

                         Position Held                        Date First Elected
  Name                 with the Company            Age           or Appointed
  ----                 ----------------            ---           ------------
Philip Kueber      Chief Executive Officer,        48           February 5, 2010
                   President, Secretary,
                   Treasurer, Chief Financial
                   Officer, Principal Accounting
                   Officer and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

PHILIP KUEBER - CHIEF EXECUTIVE OFFICER, PRESIDENT, SECRETARY, TREASURER, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Kueber, age 48, is a 1983 graduate of the University of British Columbia and has over 20 years experience in the entertainment, resource, and venture capital industry. Beginning as a writer for Global Television Network, Mr. Kueber then wrote feature films which were produced and exhibited worldwide. From 1986 to 1990 Mr. Kueber was President of Seguro Resources Ltd., an oil and gas producing company based in Calgary, Alberta, Canada.

From 1990 to present, Mr. Kueber has financed and produced live entertainment, feature films, and televised series. In addition, many non-entertainment ventures have been funded and managed by Mr. Kueber in the resource, bio-medical, and high-tech areas.

From 2000 to present, Mr. Kueber has also consulted to various commercially, successful Internet based companies to assist in their corporate development, creative development, and raising of capital.

From 2008 to present, Mr Kueber has been President and CEO of Riverdale Capital Ltd., a corporation that acquires Internet based companies.

We have entered into a consulting agreement with Mr. Kueber pursuant to which we pay him $4,000 for management services.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

     3. being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

CODE OF ETHICS

Our company's board of directors adopted a Code of Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Ethics sets out eight Corporate Values (Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) to provide a framework for all employees.

Our Code of Ethics was filed with the Securities and Exchange Commission as
Exhibit 14.1 to our annual report for the year ended July 31, 2009. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Pepper Rock Resource Corp., One Lincoln Centre, 18 West 140 Butterfield Road - 15th Floor, Oakbrook Terrace, IL 60181.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2010 and 2009; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE


                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                  Non-Equity     Nonqualified
                                                                  Incentive        Deferred         All
       Name                                   Stock    Option        Plan        Compensation      Other
   and Principal            Salary   Bonus    Awards   Awards    Compensation      Earnings     Compensation    Total
     Position        Year    ($)      ($)       ($)      ($)         ($)             ($)            ($)          ($)
   -------------            ------   -----    ------   ------    ------------      --------     ------------    -----
Philip Kueber(1)     2010    Nil      Nil      Nil       Nil         Nil             Nil            Nil          Nil
President,           2009    N/A      N/A      N/A       N/A         N/A             N/A            N/A          N/A
Secretary,
Treasurer, Chief
Financial Officer
and Director

Curtis Daye (2)      2010    Nil      Nil      Nil       Nil         Nil             Nil            Nil          Nil
Former President,    2009    Nil      Nil      Nil       Nil         Nil             Nil            Nil          Nil
Secretary,
Treasurer, Chief
Financial Officer
and Director

----------
(1) Mr. Kueber was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer on February 5, 2010.
(2) Mr. Daye was elected a director and appointed President, Secretary, Treasurer and Chief Financial Officer from inception and resigned all positions on February 5, 2010.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

STOCK OPTION PLAN

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

STOCK OPTIONS/SAR GRANTS

During our fiscal year ended July 31, 2010 there were no options granted to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended July 31, 2010.

OPTION EXERCISES

During our Fiscal year ended July 31, 2010 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the SECURITIES EXCHANGE ACT OF 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 8, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of                Name and Address                    Amount and Nature of           Percentage
  Class               of Beneficial Owner                 Beneficial Ownership (2)        of Class (3)
  -----               -------------------                 ------------------------        ------------
Common              Roberto Rodriguez Bernal                3,750,000  Indirect (4)            5.9%
                    Lintheschergasse 19
                    P.O. Box 3426
                    CH-8021 Zurich

Common              Naomi Johnson                           3,750,000  Indirect (5)            5.9%
                    #12 The Belvedere,
                    Chelsea Harbour, London,
                    UK, SW10-0XA

Common              Jonathan Marshall                       3,750,000  Indirect (6)            5.9%
                    Suite #25, 405 Kings Road,
                    London, UK, SW10-0BB

Common              Kent Ltd.                               7,500,000  Indirect (7)           11.9%
                    Marque Place #300, 430 West Bay
                    Road, PO Box 30691 SMB, Grand
                    Cayman, KY1-1203, Cayman Islands

Common              Cameron Frater                          3,750,000  Indirect (8)            5.9%
                    3540 West Sahara Road
                    Las Vegas, NV, 89122

All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

----------
(1) Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 60,800,000 shares of our common stock issued and outstanding.
(2) Based on 63,031,388 number of shares of common stock issued and outstanding as of August 6, 2010.
(3) Mr. Bernal has voting and dispositive control over shares of our common stock owned by Alabaster Limited.
(4) Ms. Johnson has voting and dispositive control over shares of our common stock owned by Nuria Investment Ltd.

(5) Mr. Marshall has voting and dispositive control over shares of our common stock owned by Hayward Management, Inc.
(6) Kent Ltd. has voting and dispositive control over shares of our common stock owned by Med Ventures Ltd., and Gravhaven Limited.
(7) Mr. Frater has voting and dispositive control over shares of our common stock owned by Armada International, Inc.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

For the fiscal year ended July 31, 2010, we recognized $2,400 for donated services at $400 per month provided by our President. We did not record donated services for the three months period ended April 30, 2010, as management services provided by our President of $4,000 were accrued pursuant to the management agreement. As at July 31, 2010, we are indebted to our President for $2,843 for expenses paid on our behalf which are non-interest bearing, unsecured and due on demand.

As at July 31, 2010, we are indebted to our former President for $184 for expenses paid on our behalf. This amount is non-interest bearing, unsecured and due on demand.

DIRECTOR INDEPENDENCE

We currently act with one director, Philip Kueber. We have determined that our director is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for the fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended
                                    July 31, 2010          July 31, 2009
                                    -------------          -------------
                                          $                      $
       Audit Fees                       2,500                  4,000
       Audit Related Fees               8,950                  3,500
       Tax Fees                           Nil                    Nil
       All Other Fees                     Nil                    Nil
       Total                           11,450                  7,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

     (1)  Financial statements for our company are listed in the index under
          Item 8 of this document
     (2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)      Exhibits

Exhibit
Number                             Exhibit Description
------                             -------------------
(3)       ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation of Pepper Rock Resources Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 23, 2008)

3.2 Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on April 8, 2010)

3.3 Bylaws of Pepper Rock Resources Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 23, 2008)

(10)      MATERIAL CONTRACTS

10.1 Joint Venture Agreement with Oxalis Energy Group, Inc. dated February 10, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on February 16, 2010)

10.2 Management Agreement with Phil Kueber dated February 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on May 20, 2010)

10.3 Joint Venture Agreement with Dominus Energy, AG dated February 5, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on May 20, 2010)

(14)      CODE OF ETHICS

14.1 Code of Ethics (Incorporated by reference to our Annual Report on Form 10-K filed on October 29, 2010)

(31)      SECTION 302 CERTIFICATIONS

31.1*     Section 302 Certification.

(32)      SECTION 906 CERTIFICATION

32.1*     Section 906 Certification.

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEPPER ROCK RESOURCES CORP.
                                      (Registrant)


Dated: November 12, 2010        /s/ Philip Kueber
                                ------------------------------------------------
                                Philip Kueber
                                President, Secretary, Treasurer, Chief Financial
                                Officer and Director
                                (Principal Executive Officer, Principal
                                Financial Officer and Principal Accounting
                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 12, 2010        /s/ Philip Kueber
                                ------------------------------------------------
                                Philip Kueber
                                President, Secretary, Treasurer, Chief Financial
                                Officer and Director
                                (Principal Executive Officer, Principal
                                Financial Officer and Principal Accounting
                                Officer)