Form 10-K/A
period 2010-07-31
Pepper Rock Resources Corp.
filed 2010-12-13
CIK 1448242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

                                PEPPER ROCK RESOURCES CORP.
                                      (Registrant)


Dated: December 13, 2010        /s/ Philip Kueber
                                ------------------------------------------------
                                Philip Kueber
                                President, Secretary, Treasurer, Chief Financial
                                Officer and Director
                                (Principal Executive Officer, Principal
                                Financial Officer and Principal Accounting
                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: December 13, 2010        /s/ Philip Kueber
                                ------------------------------------------------
                                Philip Kueber
                                President, Secretary, Treasurer, Chief Financial
                                Officer and Director
                                (Principal Executive Officer, Principal
                                Financial Officer and Principal Accounting
                                Officer)