Form 10-Q
period 2010-10-31
Pepper Rock Resources Corp.
filed 2010-12-17
CIK 1448242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

                          8200 Wilshire Blvd, Suite 200
                             Beverly Hills, CA 90211
          (Address of principal executive offices, including zip code)

                                  323-556-0780
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 315,157 as of December 18, 2010.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          Pepper Rock Resources Corp.
                         (An Exploration Stage Company)

                                October 31, 2010

                                                                           Index
                                                                           -----

Balance Sheets (Unaudited)................................................   3

Statements of Expenses (Unaudited)........................................   4

Statements of Cash Flows (Unaudited)......................................   5

Notes to Unaudited Financial Statements ..................................   6

                          Pepper Rock Resources Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                  (Unaudited)

                                                                           October 31,             July 31,
                                                                              2010                   2010
                                                                          ------------           ------------
ASSETS

Current Assets
  Cash                                                                    $     16,228           $      1,045
                                                                          ------------           ------------

Total Assets                                                              $     16,228           $      1,045
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                                $     70,386           $     53,452
  Loans payable                                                                 24,340                 24,340
  Due to related party                                                          15,027                  3,027
  Convertible note                                                             325,000                300,000
                                                                          ------------           ------------

Total Liabilities                                                              434,753                380,819
                                                                          ------------           ------------

Stockholders' Deficit
  Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
   No shares issued and outstanding                                                 --                     --
  Common Stock, 2,500,000,000 shares authorized, $0.00001 par value;
   315,157 shares issued and outstanding                                             3                      3
  Additional Paid-in Capital                                                   651,666                626,666
  Deficit Accumulated During the Exploration Stage                          (1,070,194)            (1,006,443)
                                                                          ------------           ------------

Total Stockholders' Deficit                                                   (418,525)              (379,774)
                                                                          ------------           ------------

Total Liabilities and Stockholders' Deficit                               $     16,228           $      1,045
                                                                          ============           ============


                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

                          Pepper Rock Resources Corp.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                  (Unaudited)

                                                         For the                For the                  From
                                                       Three Months           Three Months            May 29, 2008
                                                          Ended                  Ended           (Date of Inception) to
                                                        October 31,            October 31,            October 31,
                                                           2010                   2009                   2010
                                                       ------------           ------------           ------------
Expenses
  Other general and administrative                     $      6,038           $        871           $    139,309
  Management services                                        12,000                  1,200                 44,000
  Professional fees                                          15,252                 13,860                116,230
  Loss on settlement of accounts payable                         --                     --                106,179
  Impairment of mineral properties                               --                     --                  5,000
  Impairment of oil and gas properties                           --                     --                300,000
  Exploration costs                                              --                    140                 20,935
                                                       ------------           ------------           ------------

Loss from operations                                        (33,290)               (16,071)              (731,653)

Interest expense                                            (30,461)                    --               (338,541)
                                                       ------------           ------------           ------------

Net Loss for the Period                                $    (63,751)          $    (16,071)          $ (1,070,194)
                                                       ============           ============           ============

Net Loss Per Common Share - Basic and Diluted          $      (0.20)          $      (0.06)
                                                       ============           ============

Weighted Average Common Shares Outstanding                  315,000                289,000
                                                       ============           ============


                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

                          Pepper Rock Resources Corp.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                For the             For the                From
                                                              Three Months        Three Months          May 29, 2008
                                                                 Ended               Ended         (Date of Inception) to
                                                               October 31,         October 31,          October 31,
                                                                  2010                2009                 2010
                                                              ------------        ------------         ------------
Operating Activities
  Net loss for the period                                     $    (63,751)       $    (16,071)        $ (1,070,194)
  Adjustment to reconcile net loss to net
   cash used in operating activities:
     Donated services                                                   --               1,200                8,000
     Accretion of convertible debt discount                         25,000                  --              325,000
     Shares issued for services - related party                         --                  --              112,891
     Shares issued for services                                         --                  --              106,178
     Impairment of mineral properties                                   --                  --                5,000
     Impairment of oil and gas properties                               --                  --              300,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                       16,934              14,669               88,886
     Due to related parties - services                              12,000              12,000
                                                              ------------        ------------         ------------
Net Cash Used in Operating Activities                               (9,817)               (202)            (111,239)
                                                              ------------        ------------         ------------
Investing Activities
  Mineral property costs                                                --                  --               (5,000)
  Oil and gas property costs                                            --                  --             (300,000)
                                                              ------------        ------------         ------------
Net Cash Used in Investing Activities                                   --                  --             (305,000)
                                                              ------------        ------------         ------------
Financing Activities
  Due to related parties, advances                                      --                  --               27,027
  Proceeds from convertible debt                                    25,000                  --              325,000
  Proceeds from other loans                                             --                  --               33,340
  Proceeds from issuance of common stock                                --                  --               57,100
  Payment of advances                                                   --                  --              (10,000)
                                                              ------------        ------------         ------------
Net Cash Provided by Financing Activities                           25,000                  --               43,467
                                                              ------------        ------------         ------------

Increase (Decrease) in Cash                                         15,183                (202)              16,228

Cash - Beginning of Period                                           1,045                 590                   --
                                                              ------------        ------------         ------------

Cash - End of Period                                          $     16,228        $        388         $     16,228
                                                              ============        ============         ============

Supplemental Disclosures
  Interest paid                                               $         --        $         --         $         --
  Income taxes paid                                           $         --        $         --         $         --
                                                              ============        ============         ============
Non-Cash Activities
  Conversion feature of convertible note                      $     25,000        $         --         $    350,000
  Settlement of related party debt with common stock          $         --        $         --         $     25,000
  Settlement of debt with common stock                        $         --        $         --         $     17,500
                                                              ============        ============         ============


                 (The Accompanying Notes are an Integral Part of
                     These Unaudited Financial Statements)

                           Pepper Rock Resources Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                October 31, 2010
                                   (Unaudited)


1. Significant Accounting Policies and Basis of Presentation

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2010 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end July 31, 2010 as reported on Form 10-K, have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At October 31, 2010, the Company has accumulated losses since inception.

These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

     a) For the three month period ended October 31, 2010, the Company recognized $nil (2009 - $1,200) for donated services provided by the President of the Company. During the three month period ended October 31, 2010, the Company incurred $12,000 of management services provided by the President of the Company pursuant to the management agreement described in Note 7. As of October 31, 2010, the Company is indebted to the President of the Company in the amount of $15,027 (July 31, 2010 - $Nil), consisting of $3,027 (July 31, 2010 - $2,843) for expenses paid on behalf of the Company and $12,000 (July 31, 2010 - $nil) for management fees. This amount is non-interest bearing, unsecured and due on demand.
     b) As at October 31, 2010, the Company is indebted to the former President of the Company for $184 (July 31, 2010 - $184) for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

                           Pepper Rock Resources Corp.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                October 31, 2010
                                   (Unaudited)


4. Loan Payable

As at October 31, 2010, the Company owed $24,340 (July, 2010 - $24,340) in loans payable to unrelated third parties. These amounts were used for general corporate expenses. These amounts are unsecured, bear interest of prime bank rate plus 3% per annum and are payable on demand.

5. Convertible Debt

During the fiscal year ended July 31, 2010, the Company issued a $300,000 secured Convertible Note ("the Note"). The Note is due sixty days after demand, bears interest of prime bank rate plus 3% per annum payable annually and is convertible into shares of common stock at $0.01 per share. The conversion feature of the convertible note provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. The BCF of $300,000 was recognized immediately as interest expense due to the fact that the convertible note is due upon demand.

During the period ended October 31, 2010, the Company received $25,000 pursuant to a secured Convertible Note ("the Note"). Subsequent to October 31, 2010, the Company received an additional $25,000. Both of these loans are evidenced by a single convertible note agreement totalling $50,000. The Note is due sixty days after demand, bears interest of prime bank rate plus 1% per annum payable annually and is convertible into shares of common stock at $0.01 per share. The conversion feature of the convertible note provides for a rate of conversion that is below market value. A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. During the period ended October 31, 2010, the Company recognized a BCF related to the $25,000 received during the period. The full amount was recorded as a discount at the inception of the note and was immediately expensed as interest expense due to the fact that the convertible note is due upon demand.

6. Subsequent Event

On November 17, 2010, the Company effected a 200:1 reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 500,000,000 shares of common stock to 2,500,000 shares of common stock with no change in par value and the outstanding share capital decreased from 63,031,388 shares of common stock to 315,157 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

We have not generated any revenue and have incurred losses since inception. In addition, we have a working capital deficit at October 31, 2010. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated at present.

Accordingly, we must raise cash from sources other than the sale of minerals and oil and gas found on the properties. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

Funds raised from our recent Promissory Note issued were used to pay administrative and other expenses. We have to raise additional money to explore natural resource properties in the future. If we find oil and gas, or other minerals, and it is economically feasible to remove the mineralized material or the drilling of oil and gas, we will attempt to raise even more money through a subsequent private placement, public offering or through loans.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have issued 315,157 shares of our common stock and received $444,467.

As of the date of this report, we have conducted limited operations and therefore have not generated any revenues.

In May 29, 2008, we issued 162,500 shares of common stock to our former officer and director, Curtis C. Daye. The purchase price of the shares was $6,500. This was accounted for as an acquisition of shares. Curtis C. Daye covered some of our initial expenses by paying $184 for incorporation documents, administrative costs, and courier costs. The amount owed to Mr. Daye is non-interest bearing, unsecured and due on demand. Further, the agreement with Mr. Daye is oral and there is no written document evidencing the agreement.

On July 8, 2008, we issued 126,500 shares of common stock to 46 individuals in consideration of $50,600.

On July 1, 2010, the Company issued to the President of the Company 13,789 shares of common stock at a fair value of $0.55 per share for $25,000 owed in management fees paid on behalf of the Company by the President.

On July 8, 2010, the Company issued 12,368 shares of common stock to settle $17,500 of accounts payable, which was related to certain consulting services provided by Resource Management Services, an unrelated party.

As of October 31, 2010, our total assets were $16,228 and our total liabilities were $434,753.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                            PEPPER ROCK RESOURCES CORP.


December 14, 2010           BY: /s/ Phil Kueber
                                ------------------------------------------------
                                Phil Kueber
                                President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors.

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