Form 10-Q/A
period 2010-01-31
Pepper Rock Resources Corp.
filed 2011-01-12
CIK 1448242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

31.1          Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of January 2011.

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