Form 10-Q/A
period 2010-04-30
Pepper Rock Resources Corp.
filed 2011-01-12
CIK 1448242

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                      Document Description
-----------                      --------------------

 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of January, 2011.

                            PEPPER ROCK RESOURCES CORP.


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