Form 10-Q
period 2011-01-31
Pepper Rock Resources Corp.
filed 2011-03-18
CIK 1448242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

323-556-0780
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," “non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

           Large Accelerated Filer [ ]      Accelerated Filer [ ]

           Non-accelerated Filer [ ]       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,890,679 as of March 10, 2011.

Pepper Rock Resources Corp.
(An Exploration Stage Company)

January 31, 2011

 Index

Balance Sheets (Unaudited)	F-1

Statements of Expenses (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Unaudited Financial Statements	F-4

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31, 2011	July 31, 2010

ASSETS

Current Assets

Cash	$17,396	$1,045
Due from related party	62	–

	17,458	1,045
Property and equipment	1,146	–

Total Assets	$18,604	$1,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$60,825	$53,452
Loans payable	24,340	24,340
Due to related party	184	3,027
Convertible note	–	300,000

Total Liabilities	85,349	380,819

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding	–	–

Common Stock, 500,000,000 shares authorized, $0.00001 par value; 42,890,157 and 315,157 shares issued and outstanding as of January 31, 2011 and July 31, 2010, respectively	429	3

Additional Paid-in Capital	2,001,990	626,666

Deficit Accumulated During the Exploration Stage	(2,069,164)	(1,006,443)

Total Stockholders’ Deficit	(66,745)	(379,774)

Total Liabilities and Stockholders’ Deficit	$18,604	$1,045

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	From May 29, 2008 (Date of Inception)
	January 31,	January 31,	January 31,	January 31,	to January 31,
	2011	2010	2011	2010	2011

Expenses

Other general and administrative	$ 755,916	$ 7,066	$ 789,206	$ 22,997	$ 1,055,455
Loss on settlement of accounts payable	–	–	–	–	106,179
Impairment of mineral properties	210,000	–	210,000	–	215,000
Impairment of oil and gas properties	–	–	–	–	300,000
Exploration costs	4,010	–	4,010	140	24,945

Loss from operations	$ (969,926)	$ (7,066)	$ (1,003,216)	$ (23,137)	$ (1,701,579)

Interest expense	(29,044)	–	(59,505)	–	(367,585)

Net Loss for the Period	$ (998,970)	$ (7,066)	$ (1,062,721)	$ (23,137)	$ (2,069,164)

Net Loss Per Common Share – Basic and Diluted	$ (0.09)	$ (0.02)	$ (0.19)	$ (0.08)

Weighted Average Common Shares Outstanding	10,945,000	289,000	5,630,000	289,000

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended January 31, 2011	For the Six Months Ended January 31, 2010	From May 29, 2008 (Date of Inception) to January 31, 2011

Operating Activities

Net loss for the period	$ (1,062,721)	$ (23,137)	$ (2,069,164)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	60	–	60
Donated services	–	2,400	8,000
Accretion of convertible debt discount	50,000	–	350,000
Shares issued to settle debt	–	–	112,891
Shares issued for services – related party	750,000	–	856,179
Impairment of mineral properties	210,000	–	215,000
Impairment of oil and gas properties	–	–	300,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,123	(2,807)	86,494
Due to related party - services	(2,905)	–	5,675

Net Cash Used in Operating Activities	(32,443)	(23,544)	(134,865)

Investing Activities

Mineral property costs	–	–	(5,000)
Oil and gas property costs	–	–	(300,000)
Purchase of equipment	(1,206)	–	(1,206)

Net Cash Used in Investing Activities	(1,206)	–	(306,206)

Financing Activities

Proceeds from convertible debt	50,000	–	350,000
Advances from related parties	–	–	28,027

Proceeds from other loans	–	23,340	33,340
Proceeds from issuance of common stock	–	–	57,100
Payment of advances	–	–	(10,000)

Net Cash Provided by Financing Activities	50,000	23,340	458,467

Increase (Decrease) in Cash	16,351	(204)	17,396

Cash - Beginning of Period	1,045	590	–

Cash - End of Period	$ 17,396	$ 386	$ 17,396

Supplemental Disclosures

Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Non-Cash Activities

Conversion of convertible debt	$ 50,000	$ –	$ 350,000
Discount on convertible debt	$ 50,000	$ –	$ 50,000
Mineral option purchase with stock	$ 210,000	$ –	$ 210,000
Conversion of convertible interest	$ 15,734	$ –	$ 15,734

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
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

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

a)
For the six month period ended January 31, 2011, the Company recognized $Nil (2010 – $1,200) for donated services provided by the President of the Company. During the six month period ended January 31, 2011, the Company incurred $24,000 of management services provided by the President of the Company pursuant to the management agreement. As of January 31, 2011, the President of the Company is indebted to the Company in the amount of $62 (July 31, 2010 - $Nil). This amount is non-interest bearing, unsecured and due on demand.

b)
For the six month period ended January 31, 2011, the Company issued 5,000,000 shares of common stock with a fair value of $750,000 to the President in consideration for management services provided to the Company.

c)
As at January 31, 2011, the Company is indebted to the former President of the Company for $184 (July 31, 2010 – $184) for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

4.	Loan Payable

As at January 31, 2011, the Company owed $24,340 (July, 2010 - $24,340) in loans payable to unrelated third parties. These amounts were used for general corporate expenses. These amounts are unsecured, bear interest of prime bank rate plus 3% per annum and are payable on demand.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)

5.	Convertible Debt

a)
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

During the period ended January 31, 2011, the Note was converted into 30,000,000 common shares, and the accrued convertible interest payable thereon of $15,750 was converted into 1,575,000 common shares.

b)
During the period ended January 31, 2011, the Company received $50,000 pursuant to a secured Convertible Note ("the Note"). The Note is due sixty days after demand, bears interest of prime bank rate plus 1% per annum payable annually and is convertible into shares of common stock at $0.01 per share. The conversion feature of the convertible note provides for a rate of conversion that is below market value. This feature is characterized as a BCF. A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. During the period ended January 31, 2011, the Company recognized a BCF of $50,000 as interest expense due to the fact that the convertible note is due upon demand.

During the period ended January 31, 2011, the Note was converted into 5,000,000 common shares, and the accrued convertible interest payable thereon was forgiven.

6.	Mineral Property

On January 3, 2011, the Company entered into an Option Agreement (the "Option Agreement") with Candorado Operating Company, Ltd. ("Candorado") whereby Candorado granted to the Company the exclusive option to acquire a 70% interest (the "Option") in certain mineral claims known as Man/Prime located in British Columbia, Canada (the "Property"). The Company may exercise such option by issuing a total of 1,500,000 shares of its common stock to Candorado and expending a total of $2,750,000 in exploration and development of the Property over a four-year period. The Company is also obligated to pay to Candorado a royalty that is equal to two percent (2%) of the net proceeds actually paid to the Company from the sale by the Company of minerals or other products mined. The Option requires the Company to issue to Candorado 1,000,000 shares of its common stock upon approval of the Option Agreement by the TSX Venture Exchange (the "Exchange"), and then another 250,000 shares on the twelve (12) month and on the twenty-four (24) month anniversaries of such approval. The Company's obligation to expend a total of $2,750,000 as part of its exercise of the Option is required to be done in accordance with the following schedule:

I.	Total expenditures of $500,000 within 12 months of the Exchange's acceptance of the Option Agreement;

II.	Total expenditures of $750,000 within the period of 24 months after the Exchange's acceptance of the Option Agreement;

III.	Total expenditures of $1,500,000 within the period of 36 months after the Exchange's acceptance of the Option Agreement.

Under the Option Agreement, the Company also has the right of first refusal to acquire Candorado's remaining 30% interest at any time up to the fifth anniversary of the Exchange's acceptance of the Option Agreement. In the event that Candorado receives an offer from a third party to purchase its 30% interest, the Company shall have thirty (30) business days to match such offer.

At January 31, 2011, the Company recorded $210,000 as an impairment of mineral properties as no proven or probable reserves have been determined.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)

7.	Equity

a)
On November 17, 2010, the Company effected a 200:1 reverse stock split of the issued and outstanding common stock. As a result, the  outstanding share capital decreased from 63,031,388 shares of common stock to 315,157 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)	On December 27, 2010, the Company issued 5,000,000 shares of common stock with a fair value of $750,000 for management services received from the President of the Company.

c)	On December 27, 2010, the Company issued 5,000,000 shares of common stock upon the conversion of the Note referred to in Note 5 (b).

d)	On January 3, 2011, the Company issued 1,000,000 shares of common stock for the acquisition of the mineral property referred to in Note 6.

e)	On January 12, 2011, the Company issued 30,157,750 shares of common stock upon the conversion of the Note referred to in Note 5 (a).

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

On January 3, 2011, the Company entered into an Option Agreement (the “Option Agreement”) with Candorado Operating Company, Ltd. (“Candorado”) whereby Candorado granted to the Company the exclusive option to acquire a 70% interest (the “Option”) in certain mineral claims known as Man/Prime located in British Columbia, Canada (the “Property”). The Company may exercise the Option by issuing a total of 1.5 million shares of its common stock to Candorado and expending a total of $2.75 million in exploration and development of the Property over a four-year period. The Company is also obligated to pay to Candorado a royalty that is equal to two percent (2%) of the net proceeds actually paid to the Company from the sale by the Company of minerals or other products mined and removed from the Property, after deduction of smelting costs, treatment charges and penalties.

Candorado is a junior exploration company primarily focused on the Quesnel Trough, located in central British Columbia. Candorado is listed on the TSX Venture Exchange (the “Exchange”). The Option requires the Company to issue to Candorado 1 million shares of its common stock upon approval of the Option Agreement by the TSX Venture Exchange (the “Exchange”), and then another 250,000 shares on the twelve (12) month and on the twenty-four (24) month anniversaries of such approval.

The Company’s obligation to issue 1.5 million shares of its common stock to Candorado is required to be completed as follows: (a) 1 million shares upon approval of the Option Agreement by the Exchange; (b) 250,000 shares twelve (12) months after the date of the Exchange’s approval; and (c) 250,000 shares twenty-four (24) months after the date of the Exchange’s approval. During the quarter ended January 31, 2011, the Company issued 1 million shares to Candorado, which were valued at $210,000.

The Company’s obligation to expend a total of $2.75 million as part of its exercise of the Option is required to be done in accordance with the following schedule:

(i)	Total expenditures of $500,000 within 12 months of the Exchange’s acceptance of the Option Agreement;

(ii)	Total expenditures of $750,000 within the period of 24 months after the Exchange’s acceptance of the Option Agreement;

(iii)	Total expenditures of $1.5 Million within the period of 36 months after the Exchange’s acceptance of the Option Agreement.

The Company can accelerate the expenditures on the Property at its discretion. Candorado’s remaining 30% interest shall be carried through to feasibility and Candorado is not required to provide any additional funding to advance the Property.

Under the Option Agreement, the Company also has the right of first refusal to acquire Candorado’s remaining 30% interest at any time up to the fifth anniversary of the Exchange’s acceptance of the Option Agreement. In the event that Candorado receives an offer from a third party to purchase its 30% interest, the Company shall have thirty (30) business days to match such offer

We are currently seeking additional suitable natural resource property opportunities. Although we are searching for such opportunities, there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new opportunities will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation regarding the Man/Prime property or enter into such additional acquisition agreements. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We anticipate that the selection of an additional business opportunity in which to participate will be complex and without certainty of success. The investigation and analysis of natural resource opportunities that may be available may be extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

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

Material Changes in Financial Condition

At January 31, 2011, we had a working capital deficit of $67,891, compared to a working capital deficit of $379,407, at July 31, 2010.  At January 31, 2011, our total assets consisted of cash of $17,396, and property and equipment of $1,146.  This compares with total assets at July 31, 2010 consisting of cash of $1,045.  These material changes have arisen as a result of the Company having raised funds in the form of a convertible promissory note.

At January 31, 2011, our total current liabilities decreased to $85,287 from $380,819, at July 31, 2010.  During the six months ended January 31, 2011, accounts payable and accrued liabilities,

increased to $60,825, from $53,452, amounts due to related party decreased to $184 from $3,027 and convertible note decreased to $0 from $300,000. Refer to note 5 (a) of the financial statements.

We do not have sufficient funds to carry out normal operations for more than two (2) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the six-month period ended January 31, 2011 (January 31, 2010: nil).

Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended January 31, 2011, Compared To The Three Months Ended January 31, 2010.

There were no revenues from operations during the three months ending January 31, 2011, or during the three months ended January 31, 2010.

For the three months ended January 31, 2011, operating expenses were $969,926 compared to $7,066 during the three months ended January 31, 2010.  The increase was principally due to an increase in our general and administrative expenses, [cost of issuance of stock for services rendered by our former president of $750,000] and impairment of mineral properties in the amount of $210,000.

Operating expenses during the three months ended January 31, 2011, consisted of general and administrative expenses of $737,960 (2010: $1,220), management services of $12,000 (2010: $1,200), Professional fees of $5,956 (2010: $4,646), impairment of mineral properties $210,000 (2010: $nil) and exploration costs $4,010 (2010: $nil).

During the three month period ended January 31, 2011, we recognized a net loss of $998,970 compared to a net loss of $(7,066) for the three-month period ended January 31, 2010.  The increased loss of $991,904 was mainly due to the issuance of stock for services and impairment of mineral property totalling $960,000, and an increase in our activities.

For The Six Months Ended January 31, 2011, Compared To The Six Months Ended January 31, 2010.

There were no revenues from operations during the six months ending January 31, 2011, or during the six months ended January 31, 2010.

For the six months ended January 31, 2011, operating expenses were $1,003,216 compared to $23,137 during the six months ended January 31, 2010.

Operating expenses during the six months ended January 31, 2011, consisted of other general and administrative expenses of $743,998 (2010: $2,091), management services at $24,000 (2010: $2,400) professional fees of $21,208 (2010: $18,506). Impairment of mineral properties $210,000 (2010: nil), and exploration costs of $4,140 (2010: $140).

During the six month period ended January 31, 2011, we recognized a net loss of $1,062,721, compared to a net loss of $23,137 for the six-month period ended January 31, 2010.  The increased loss of $1,039,584 was due to an increase in our activities over the prior period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have issued 57,890,629 shares of our common stock and received $57,100.

As of the date of this report, we have conducted limited operations and therefore have not generated any revenue. We have incurred losses since inception. In addition, we have a working capital deficit at January 31, 2011. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated at present.

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

On July 1, 2010, the Company issued to the President of the Company 13,789 shares of common stock at a fair value of $0.55 per share for $25,000 owed in management fees, and expenses paid on behalf of the Company by the President.

On July 8, 2010, the Company issued 12,368 shares of common stock to settle $17,500 of accounts payable, which was related to certain consulting services provided by Resource Management Services, an unrelated party.

On November 17, 2010, the Company effected a 200:1 reverse stock split of the issued and outstanding common stock. As a result, the issued and outstanding share capital decreased from 63,031,388 shares of common stock to 315,157 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

On December 27, 2010, the Company issued 20,000,000 shares of common stock with a fair value of $3,000,000 for management services received from the former President of the Company, Mr. Philip Kueber. Due to Mr. Kueber’s recent resignation, the Company expects to receive from Mr. Kueber 15,000,000 shares for cancellation and return to treasury.

During the period ended January 31, 2011, the Company received $50,000 pursuant to a secured Convertible Note. This note was due sixty days after demand, bears interest of prime bank rate plus 1% per annum payable annually and was convertible into shares of common stock at $0.01 per share, which was below market value. On December 27, 2010, the Note was converted into 5,000,000 common shares, and the accrued convertible interest payable thereon was forgiven.

On January 3, 2011, the Company issued 1,000,000 shares of common stock for the acquisition of the Man/Prime mineral property.

On March 10, 2010, the Company issued a $300,000 secured Convertible Note ("the Note"). The Note was due sixty days after demand, bears interest of prime bank rate plus 3% per annum payable annually and is convertible into shares of common stock at $0.01 per share, which was below market value. On January 12, 2011, the Note was converted into 30,000,000 common shares, and the accrued convertible interest payable thereon of $15,750 was converted into 1,575,000 common shares.

As of January 31, 2011, our total assets were $18,542 and our total liabilities were $85,287.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the 1934 Act). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective to ensure that information acquired to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, we were required to make a significant number of adjusting journal entries and are unduly reliant upon consultants in the financial statement closing process. As a result, we do not have the personnel required to assure that all of the Company’s financial information is provided to our accounting staff in a timely and satisfactory manner.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

On March 11, 2011, the Company expanded its Board of Directors to three (3) members and appointed Mr. W. Scott Lawler, Esq., as member of the Board. Mr. Lawler is corporate/securities attorney with over 22 years of experience. Mr. Lawler is currently licensed to practice law in the States of Arizona and California. Mr. Lawler has also been admitted to the Utah State Bar and is currently on inactive status in that state. Mr. Lawler received a Bachelor's Degree in Business Management in 1984 from Brigham Young University and his Juris Doctorate degree from U.S.C. Law Center in 1988. Mr. Lawler legal practice focuses on small to medium size public companies, mergers and acquisitions, corporate finance, SEC reporting, public and private offerings and other general business matters.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of March, 2011.

PEPPER ROCK RESOURCES CORP.

BY: /s/ DON NICHOLSON
Name: Don Nicholson
Title:  President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors