Form 10-Q
period 2011-04-30
Pepper Rock Resources Corp.
filed 2011-06-20
CIK 1448242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53847

PEPPER ROCK RESOURCES CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 1906
1100 8 Avenue Southwest
Calgary, AB T2P 3T9

(Address of principal executive offices, including zip code)

587-333-2388

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

YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,640,679 as of April 30, 2011.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
April 30, 2011

Index

Balance Sheets (Unaudited)	F-1

Statements of Expenses (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Unaudited Financial Statements	F-4

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

		April 30, 2011	July 31, 2010

ASSETS

Current Assets
Cash		$-	$1,045
Other receivable		33,379	–
Total current assets		33,379	1,045

Property and equipment, net		965	–
Deposit in mineral property		150,000
Total Assets		$184,344	$1,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	S	68,031	53,452
Loan payable		24,340	24,340
Short term loan		194,001	-
Due to related party		34,734	3,027
Convertible note		-	300,000
Total Liabilities		321,106	380,819

Stockholders’ Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued and outstanding		-	–
Common Stock, 500,000,000 shares authorized, $0.00001 par value; 51,640,157 and 315,157 shares issued and outstanding as of April 30, 2011 and July 31, 2010, respectively		516	3
Additional Paid-in Capital		9,789,403	626,666
Deficit Accumulated During the Exploration Stage		(9,926,681)	(1,006,443)
Total Stockholders’ Deficit		(136,762)	(379,774)
Total Liabilities and Stockholders’ Deficit		$184,344	$1,045

(see accompanying notes to the unaudited financial statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From May 29, 2008 (Date of Inception)
	April 30,		April 30,		to April 30,
	2011	2010	2011	2010	2011

Expenses
Other general and administrative	$7,857,517	$33,549	$8,646,723	$56,608	$8,912,972
Loss on settlement of accounts payable		-			106,179
Impairment of mineral properties	-	-	210,000		215,000
Impairment of oil and gas properties		-			300,000
Exploration costs		-	4,010	140	24,945
Total expenses	7,857,517		8,860,733	56,748	9,559,096

Loss from operations	(7,857,517)	(33,549)	(8,860,733)	(56,748)	(9,559,096)

Interest expense	-	-	(59,505)	-	(367,585)
Net Loss for the Period	$(7,857,517)	$(33,549)	$(8,920,238	$(56,748)	$(9,926,681)

Net Loss Per Common Share – Basic and Diluted	$(0.13)	$(0.00)	$(0.46)	$(0.00)

Weighted Average Common Shares Outstanding	58,794,000	57,800,000	19,380,000	57,800,000

(see accompanying notes to the unaudited financial statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended April 30,					From May 29, 2008 (Date of Inception) to
		2011	2010			April 30, 2011
Operating Activities
Net loss for the period		$(8,920,238)		$(56,748)		$(9,926,681)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization		241		-		241
Donated services		-		2,400		8,000
Amortization of discount on convertible notes		50,000		-		350,000
Shares issued to settle related party debt		-				112,891
Shares issued for services		8,537,500		-		8,643,679
Impairment of mineral, and oil and gas properties		210,000		-		515,000
Changes in operating assets and liabilities:
Other receivable		(33,379)		-		(33,379)
Accounts payable and accrued liabilities		54,270		21,147		117,641
Due to related party - services		31,707		12,000		40,287
Net Cash Used in Operating Activities		(69,899)		(21,201)		(172,321)

Investing Activities
Mineral property costs				-		(5,000)
Oil and gas property costs		-		(300,000)		(300,000)
Purchase of equipment		(1,206)				(1,206)
Net Cash Used in Investing Activities		(1,206)		(300,000)		(306,206)

Financing Activities
Proceeds from convertible debt		50,000		300,000		350,000
Advances from related parties		-		4,790		28,027
Proceeds from other loans		20,000		23,340		53,340
Proceeds from issuance of common stock		-		-		57,100
Payment of advances from other loans		-		-		(10,000)
Net Cash Provided by Financing Activities		70,000		328,130		478,467

Increase (Decrease) in Cash		(1,105)		6,929		(60)
Cash - Beginning of Period		1,045		590		-
Cash - End of Period		$(60)		$7,519		$(60)

Supplemental Disclosures
Interest paid	$			$-	$
Income taxes paid	$			$-	$

Non-Cash Activities
Deposit made directly by 3rd party		174,001				174,001
Conversion of convertible debt		$350,000		$-		$350,000
Discount on convertible debt		$50,000	$			$50,000
Mineral option purchase with stock		$210,000		$-		$210,000
Conversion of convertible interest		$15,734		$-		$15,734
Settlement of related party debt with common stock		-		-		25,000
Settlement of debt with common stock		-		-		17,500

(see accompanying notes to the unaudited financial statements)

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $287,727 at April 30, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company's business is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

a.
For the nine month period ended April 30, 2011, the Company recognized $Nil (2010 – $2,400) for donated services provided by the President of the Company. During the nine month period ended April 30, 2011, the Company incurred $24,000 of management services provided by the President of the Company pursuant to the management agreement.

b.
For the nine month period ended April 30, 2011, the Company issued 5,000,000 shares of common stock with a fair value of $750,000 to the President in consideration for management services provided to the Company

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

c.
From February 25, 2011 through March 14, 2011, the Company increased the number of members on its Board of Directors by three and paid these directors a consulting fee on a monthly basis. As of April 30, 2011, the Company accrued $23,000 in consulting fees.

d.
During the period ended April 30, 2011, a member of the Board of Directors billed to the Company in the amount of $17,747 for the legal services rendered. The Company paid $6,134, leaving $11,612 on the balance sheets as accounts payable and accrued liabilities.

e.	On March 15, 2011, the Company issued a total of 8,750,000 shares of common stock to the Board of Directors with a total fair value of $7,787,500 in consideration for consulting services.

3.	Loan Payable

As of April 30, 2011, the Company owed $24,340 (July, 2010 - $24,340) in loans payable to unrelated third parties. These amounts were used for general corporate expenses. These amounts are unsecured, bear interest of prime bank rate plus 3% per annum and are payable on demand.

4.	Convertible Debt

a.
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

During the period ended April 30, 2011, the Note was converted into 30,000,000 common shares, and the accrued convertible interest payable thereon of $15,750 was converted into 1,575,000 common shares.

b.
During the period ended April 30, 2011, the Company received $50,000 pursuant to a secured Convertible Note ("the Note"). The Note is due sixty days after demand, bears interest of prime bank rate plus 1% per annum payable annually and is convertible into shares of common stock at $0.01 per share. The conversion feature of the convertible note provides for a rate of conversion that is below market value. This feature is characterized as a BCF. A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. During the period ended January 31, 2011, the Company recognized a BCF of $50,000 as interest expense due to the fact that the convertible note is due upon demand.

During the period ended January 31, 2011, the Note was converted into 5,000,000 common shares, and the accrued convertible interest payable thereon was forgiven.

c.
During the period ended April 30, 2011, the Company entered into a $194,001 secured Convertible Note agreement. The note is due on April 30, 2012, bears interest at 18% per annum payable annually and is convertible into shares of common stock. The conversion feature of the convertible note provides for a rate of conversion that is below market value but no less than $0.10 per share.

5.	Mineral Property

A.	Candorado Option Agreement

On January 3, 2011, the Company entered into an Option Agreement (the "Option Agreement") with Candorado Operating Company, Ltd. ("Candorado") whereby Candorado granted to the Company the exclusive option to acquire a 70% interest (the "Option") in certain mineral claims known as Man/Prime located in British Columbia, Canada (the "Property"). Pursuant to the agreement, the Company may exercise such option by issuing a total of 1,500,000 shares of its common stock to Candorado and expending a total of $2,750,000 in exploration and development of the Property over a four-year period. In addition, the Company was obligated to pay to Candorado a royalty and issued additional shares of its common stock.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)
On May 24, 2011, the Company gave Candorado its written notice to terminate the Option Agreement effective immediately, as allowed under the agreement. The Option Agreement does not provide for any early termination fees. The 1 million shares of the Company’s common stock that were issued to Candorado will be cancelled and returned to treasury.

At April 30, 2011, the Company recorded $210,000 as an impairment of mineral properties as no proven or probable reserves have been determined.

A.	ANK Option Agreement

On March 12, 2011, Pepper Rock Resources Corp., a Nevada corporation (the “Company”) entered an Option Agreement with ANK Consulting, LLC (“ANK”), whereby the Company will acquire 100% of the mineral rights held by ANK pertaining to certain mineral claims located in Alexandria, British Columbia Canada. Such claims are generally referred to as the “Alexandria Claims”.

Pursuant to the Option Agreement, the Company may acquire the Alexandria Claims for the sum of $400,000, which is to be paid as follows:

-	$150,000 on or before March 18, 2011;
-	$100,000 on or before April 1, 2012;
-	$100,000 on or before April 1, 2013; and
-	$50,000 on or before April 1, 2014.

The Company is also obligated to pay to ANK a royalty that is equal to three percent (3%) of the net smelter returns received from the claims commencing when the claims are brought into commercial production and throughout the entire commercial lifetime of the claims. The Company has the right to repurchase this royalty by paying ANK an additional $500,000.

During the period ended April 30, 2011, $150,000 was paid by unrelated third party to ANK, and the certain amount was reflected as short term loan in the balance sheets.

On April 1, 2011, Pepper Rock Resources Corp., a Nevada corporation (the “Company”), terminated the Joint Venture Agreement (the “JV Agreement”) it entered into on February 10, 2010 with Oxalis Energy Group, Inc. (“Oxalis”). Pursuant to the JV Agreement, the Company had the option to earn up to a fifty percent (50%) working interest in the Adam’s Ranch Development after payout of the Company’s costs.

The Company agreed in the JV Agreement to invest $5,300,000 as working capital in the Adam’s Ranch Development with set tranche amounts and due dates. The Company made an initial investment of $300,000 as part of phase one of three phases in the JV Agreement. The Company has elected not to proceed with the JV Agreement due to the fact that the Company has determined that the joint venture on this property is not viable.

6.	Equity

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

On January 12, 2011, the Company issued 31,575,000 shares of common stock upon the conversion of the Note referred to in Note 5 (a).

On March 15, 2011, the Company issued a total of 8,750,000 shares of common stock to the Board of Directors with a total fair value of $7,087,500 in consideration for consulting services

Due to the activity above, we are evaluating whether we have a change in control as defined by Internal Revenue Code Section 382. If such a change in control has occurred, the utilization of all net operating losses generated prior to the date of the effective change in control could be limited.

Pepper Rock Resources Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

7.	Subsequent Event

On May 15, 2011, the Board of Directors (the “Board”) of Pepper Rock Resources Corp., a Nevada corporation (the “Company”) expanded the number of members of the Board to four (4) members and elected Mr. Richard Redfern as a member of the Board of Directors. The Company issued 1,250,000 shares of common stock to Mr. Richard Redfern as compensation on May 15, 2011.

On May 15, 2011, the Company issued 5,000,000 shares of common stock to a consultant for services provided to the Company.

On May 24, 2011, the Company gave Candorado its written notice to that it is terminating the Option Agreement, effective immediately. The Company elected to terminate the Option Agreement as it determined it was in both parties’ best interests to allow Candorado to pursue the property without the Company’s involvement. The Option Agreement does not provide for any early termination fees. The 1 million shares of the Company’s common stock that were issued to Candorado will be cancelled and returned to treasury.

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

On May 24, 2011, the Company gave Candorado its written notice to that pursuant to paragraph 8 of the Option Agreement it is terminating the Option Agreement, effective immediately. The Company elected to terminate the Option Agreement as it determined it was in both parties’ best interests to allow Candorado to pursue the property without the Company’s involvement. The Option Agreement does not provide for any early termination fees. The 1 million shares of the Company’s common stock that were issued to Candorado will be cancelled and returned to treasury.

On March 12, 2011, Pepper Rock Resources Corp., a Nevada corporation (the “Company”) entered an Option Agreement with ANK Consulting, LLC (“ANK”), whereby the Company will acquire 100% of the mineral rights held by ANK pertaining to certain mineral claims located in Alexandria, British Columbia Canada. Such claims are generally referred to as the “Alexandria Claims”.

Pursuant to the Option Agreement, the Company may acquire the Alexandria Claims for the sum of $400,000, which is to be paid as follows:

-	$150,000 on or before March 18, 2011;

-	$100,000 on or before April 1, 2012;

-	$100,000 on or before April 1, 2013; and

-	$50,000 on or before April 1, 2014.

The Company is also obligated to pay to ANK a royalty that is equal to three percent (3%) of the net smelter returns received from the claims commencing when the claims are brought into commercial production and throughout the entire commercial lifetime of the claims. The Company has the right to repurchase this royalty by paying ANK an additional $500,000.

We are currently seeking additional suitable natural resource property opportunities. Although we are searching for such opportunities, there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new opportunities will require additional financing and we need to obtain financing for the properties we currently have rights to. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation regarding our properties or enter into such additional acquisition agreements. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Material Changes in Financial Condition

At April 30, 2011, we had a working capital deficit of $287,727, compared to a working capital deficit of $379,407, at July 31, 2010.  At April 30, 2011, our total assets consisted of other receivable of $33,379. This compares with total assets at July 31, 2010 consisting of cash of $1,045.  These material changes have arisen as a result of the Company having raised funds in the form of a convertible promissory note.

At April 30, 2011, our total current liabilities decreased to $321,186 from $380,819, at July 31, 2010.  During the nine months ended April 30, 2011, accounts payable and accrued liabilities increased to $68,031, from $53,452, amounts due to related party increased to $34,734 from $3,027, convertible note decreased to $0 from $300,000 and short term loan increased to $194,001 from $0. Refer to note 5.(a) of the financial statements.

We do not have sufficient funds to carry out normal operations.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the nine-month period ended April 30, 2011 (April 30, 2010: nil).

Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended April 30, 2011, Compared To The Three Months Ended April 30, 2010.

There were no revenues from operations during the three months ending April 30, 2011, or during the three months ended April 30, 2010.

For the three months ended April 30 2011, operating expenses were $7,857,517 compared to $33,549 during the three months ended April 30, 2010. The increase was principally due to an increase in our general and administrative expenses.

Operating expenses during the three months ended April 30 2010, consisted of general and administrative expenses of $7,857,517 (2010: $33,549).

During the three month period ended April 30, 2011, we recognized a net loss of $(7,857,517), compared to a net loss of $(33,549) for the three-month period ended April 30, 2010.  The increased loss to $7,857,517 was due to the increase other general and administrative expenses.

For The Nine Months Ended April 30, 2011, Compared To The Nine Months Ended April 30, 2010.

There were no revenues from operations during the nine months ending April 30, 2011, or during the nine months ended April 30, 2010.

For the nine months ended April 30, 2011, operating expenses were $8,860,733 compared to $56,748 during the nine months ended April 30, 2010.

Operating expenses during the nine months ended April 30, 2011, consisted of other general and administrative expenses of $8,646,723 (2010: $56,608), impairment of mineral properties $210,000 (2010: nil), and exploration costs of $4,010 (2010: $140).

During the nine month period ended April 30, 2011, we recognized a net loss of $8,920,238, compared to a net loss of $56,748 for the nine-month period ended April 30, 2010.  The increased loss of was due to an increase in our activities over the prior period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have issued 51,649,629 shares of our common stock and received $57,100.

As of the date of this report, we have conducted limited operations and therefore have not generated any revenue. We have incurred losses since inception. In addition, we have a working capital deficit at April 30, 2011. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated at present.

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

On April 30, 2011, the Company issued a $194,001.34 unsecured Convertible Note to Irish Son Limited (the “Irish Son Note”). The Irish Son Note is due on April 30, 2012, bears interest at 18% per annum and is convertible into shares of common stock. The conversion feature of the convertible note provides for a rate of conversion that is below market value but no less than $0.10 per share.

As of April 30, 2011, our total assets were $33,379 and our total liabilities were $321,106.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Don Nicholson, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
5)	Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting

As of April 30, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended April 30, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the quarter ended April 30, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

On May 15, 2011, the Board of Directors (the “Board”) of Pepper Rock Resources Corp., a Nevada corporation (the “Company”) expanded the number of members of the Board to four (4) members and elected Mr. Richard Redfern (age 59) as a member of the Board of Directors.

Mr. Redfern has 35 years of experience in the management and strategic direction of public corporations in the U.S., Canada, Mexico and Africa. Mr. Redfern has a strong background in structuring and setting up new corporations and accounting systems, project management, legal and contract preparation and evaluation, property negotiations and acquisition, financial evaluations, mining permit-, environmental- and water rights negotiations with a wide spectrum of Governmental regulatory agencies, States and municipalities, and landowners.

Mr. Redfern is a Certified Professional Geologist and a Qualified Person under Canadian Instrument 43-101 for the writing of TSX Qualifying Reports; Exploration Geology and Geochemistry; Ore Reserve evaluations; Microsoft Office; AutoCAD and Map Info geology presentations.

From September 2004 to present, Mr. Redfern has been the President and CEO of Mexivada Mining Corp., a multinational mining company with operations in Canada, Mexico, the U.S. and Africa. Mr. Redfern’s responsibilities included forming corporations for Mexivada in the aforementioned jurisdictions, acquisitions of gold and silver projects worldwide, evaluation of submittals, prospect generation, claim staking, business plans and investor relations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this ____ day of June, 2011.

PEPPER ROCK RESOURCES CORP.

BY:           /s/ DON NICHOLSON
Name:                      Don Nicholson
Title:           President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors.